Form 10QSB
period 2007-06-30
AmREIT Monthly Income & Growth Fund III Ltd
filed 2007-08-14
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission File Number: 000-52619
AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. (Exact Name of Small Business Issuer as Specified In Its Charter)
TEXAS (State or Other Jurisdiction of Incorporation or Organization)	20-2964630 (I.R.S. Employer Identification No.)
8 GREENWAY PLAZA, SUITE 1000 HOUSTON, TX 77046 (Address of Principal Executive Offices)

713-850-1400 (Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐  NO ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

PART I– FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

 AmREIT MONTHLY INCOME & GROWTH FUND III, LTD.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006
 (in thousands)

	June 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Real estate investments at cost:
Land	$18,466	$18,466
Buildings	47,024	46,452
Tenant improvements	862	784
	66,332	65,682
Less accumulated depreciation and amortization	(1,991)	(1,184)
	64,341	64,498

Investment in non-consolidated entities	15,388	15,382
Intangible lease cost, net	3,696	4,226
Net real estate investments	83,425	84,106

Cash and cash equivalents	16,731	23,128
Tenant receivables	998	526
Accounts receivable	6	6
Accounts receivable - related party	2,069	742
Notes receivable - related party	7,035	7,035
Deferred costs, net	606	545
Other assets	1,122	886
TOTAL ASSETS	$111,992	$116,974

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Notes payable	$50,908	$50,977
Notes payable - related party	-	1,144
Accounts payable	1,189	1,648
Accounts payable - related party	167	160
Below market leases, net	815	949
Security deposits	119	119
TOTAL LIABILITIES	53,198	54,997

Minority interest	2,169	2,235

Partners' capital:
General partner	-	-
Limited partners, 2,844 units outstanding	56,625	59,742
TOTAL PARTNERS' CAPITAL	56,625	59,742
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$111,992	$116,974

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands)
 (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues:
Rental income from operating leases	$1,838	$845	$3,579	$1,707
Total revenues	1,838	845	3,579	1,707

Expenses:
General and administrative	79	10	115	18
Asset management fees - related party	154	69	309	110
Property expense	497	202	953	398
Property management fees - related party	62	29	121	63
Legal and professional	127	106	169	151
Depreciation and amortization	633	288	1,303	575
Total expenses	1,552	704	2,970	1,315

Operating income	286	141	609	392

Other income (expense):
Interest income - related party	132	127	262	127
Interest and other income	223	87	481	265
Interest expense	(783)	(405)	(1,558)	(801)
Loss from non-consolidated entities	(90)	(101)	(198)	(101)
Minority interest in loss of consolidated subsidiaries	37	28	65	53
Total other income (expense)	(481)	(264)	(948)	(457)

Net loss	$(195)	$(123)	$(339)	$(65)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 2007
(in thousands)
 (unaudited)

	GP	LP	Total

Balance at December 31, 2006	$-	$59,742	$59,742

Contributions, net of offering costs	-	(96)	(96)
Net loss (1)	26	(365)	(339)
Distributions	(26)	(2,656)	(2,682)

Balance at June 30, 2007	$-	$56,625	$56,625

(1)  The allocation of net loss includes a curative allocation to increase the GP capital  account by $61,000.  The partnership agreement provides that no partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
 (unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(339)	$(65)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loss from non-consolidated entities	198	101
Depreciation and amortization	1,246	527
Minority interest in loss of consolidated subsidiaries	(65)	(53)
Increase in tenant receivables	(471)	(145)
Decrease in accounts receivable	-	162
Increase in accounts receivable - related party	(1,426)	(424)
Increase in deferred costs	(99)	(5)
Increase in other assets	(235)	(210)
(Decrease) increase in accounts payable and other liabilities	(458)	382
Increase (decrease) in accounts payable - related party	7	(8)
Increase in security deposits	-	39
Net cash (used in) provided by operating activities	(1,642)	301

Cash flows from investing activities:
Improvements to real estate	(651)	(13)
Acquisition of investment properties	-	(14,890)
Notes receivable - related party	-	(7,035)
Investment in non-consolidated entities	(105)	(1,709)
Net proceeds from sale of investment property	-	-
Increase (decrease) in preacquisition costs	-	-
Net cash used in investing activities	(756)	(23,647)

Cash flows from financing activities:
Proceeds from notes payable	-	-
Payments of notes payable	(69)	(65)
Proceeds from notes payable - related party	-	2,049
Payments of notes payable - related party	(1,144)	-
Contributions	-	23,792
Issuance costs	(96)	(2,713)
Loan acquisition costs	(6)	-
Distributions	(2,684)	(729)
Contributions from minority interests	-	-
Distributions to minority interests	-	-
Net cash (used in) provided by financing activities	(3,999)	22,334

Net decrease in cash and cash equivalents	(6,397)	(1,012)
Cash and cash equivalents, beginning of period	23,128	2,948
Cash and cash equivalents, end of period	$16,731	$1,936

Supplemental schedule of cash flow information:

Cash paid during the year for interest	$1,656	$710

Supplemental schedule of noncash investing and financing activities:
In 2007, we incurred transaction costs receivable from an affiliate of $99,000 related to the partnership with Songy on 5433 Westheimer. Such costs had not been paid by our affiliate as of year-end and were recorded as an increase to our investment in non-consolidated subsidiaries with a corresponding decrease in our related party receivable.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT Monthly Income & Growth Fund III, Ltd., a Texas limited partnership (the “Partnership” or “MIG III”), was formed on April 19, 2005 to directly or indirectly acquire, develop and hold for lease commercial retail real estate net leased to high quality tenants.  The General Partner of the Partnership is AmREIT Monthly Income & Growth III Corporation, a Texas Corporation (the “General Partner”), which is wholly-owned by AmREIT, a Texas real estate investment trust.  The General Partner maintains its principal place of business in Houston, Texas.

We commenced our principal operations on June 30, 2005 when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum dated April 19, 2005 (the “Offering Memorandum”) and issued the initial 80 limited partnership units, or Units.  As of October 31, 2006, we had received approximately $71.1 million for the sale of 2,844 Units and closed the Offering.    We acquired our first two properties in late 2005 - one on September 30, 2005 and the other on December 12, 2005.  One of the properties was acquired directly and the other was acquired through a joint venture in which we own an interest.  During 2006, we acquired two properties directly and made investments in entities that own five other properties.  At June 30, 2007, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an investment interest in six other properties comprising 955,000 square feet of gross leasable area.

Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933 and are not currently listed on a national exchange.  These Units will be transferable only if we register them under such laws, and such registration is not expected.  We do not anticipate that any public market for the Units will develop.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.  The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest.  Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method.   All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2006 are derived from our audited financial statements at that date.  In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted of normal recurring items.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that provide for additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the six months ended June 30, 2007 and 2006, there were no percentage rents recognized.   We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured.  During the six months ended June 30, 2007 and 2006, we recognized no lease termination fees.

REAL ESTATE INVESTMENTS

Development Properties– Land, buildings and improvements are recorded at cost.  Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs.  Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress.  The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.  We capitalize acquisition costs as incurred. Such costs are expensed if and when the acquisition becomes no longer probable.  During the six months ended June 30, 2007 and 2006, we did not capitalize any interest or taxes on properties under development.

Acquired Properties and Acquired Lease Intangibles– We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141).  Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values.  Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any.  We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property.  Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases.  In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions.  Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses.  Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases.  Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

Depreciation–   Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements.

Properties Held for Sale–Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year.  Operating properties held for sale are carried at the lower of cost or fair value less cost to sell.  Depreciation and amortization are suspended during the held for sale period.  As of June 30, 2007 and December 31, 2006, we had no properties held for sale.

Our properties generally have operations and cash flows that can be clearly distinguished from the rest of the Partnership.  The operations and gains on sales reported in discontinued operations include those properties that have been sold or are held for sale and for which operations and cash flows have been clearly distinguished.  The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition.  Prior period operating activity related to any such properties is reclassified as discontinued operations in the accompanying statements of operations.   We did not have any discontinued operations for the six months ended June 30, 2007 and 2006.

Impairment– We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.  No impairment charges were recorded during the six months ended June 30, 2007 and 2006.

ENVIRONMENTAL EXPOSURES

We are subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations (See Note 10).  However, we can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables– Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis.  An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  Bad debt expenses and any related recoveries are included in general and administrative expense.  As of June 30, 2007 and December 31, 2006, we did not have an allowance for uncollectible accounts related to our tenant receivables.

Accounts Receivable - Related Party– Included in accounts receivable – related party are short-term cash advances provided to certain of our affiliated investment entities for their development needs.  These cash advances are due upon demand.

Notes Receivable  - Related Party– Included in notes receivable – related party is a loan made to 5433 Westheimer, LP of which we own a 50% interest (See Note 3.)  The note is uncollateralized and carries a LIBOR-based variable interest rate (LIBOR plus two percent).  The interest rate on the note was 7.4% as of December 31, 2006.  The note matured on April 1, 2007.  The note has not yet been renewed; however, we intend to renew it on an interim basis at substantially the same terms as were in effect at December 31, 2006 and then refinance the property with third-party debt.  We anticipate that this related party note receivable will be repaid to us in conjunction with the refinancing.

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization.  Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term.  Accumulated amortization related to loan acquisiton costs as of June 30, 2007 and December 31, 2006 totaled $84,000 and $49,000, respectively.  Accumulated amortization related to deferred leasing costs as of June 30, 2007 and December 31, 2006, totaled $7,000 and $1,000, respectively.

INCOME TAXES

Federal – No provision for U.S. federal income taxes related to our operations is included in the accompanying consolidated financial statements.  As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State– In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax” effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax.  For the six months ended June 30, 2007, we recorded a provision for Texas Margin Tax of $30,000.  No provision was recorded during the six months ended June 30, 2006 as the amount was considered insignificant.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable – related party, notes receivable – related party, accounts payable, accounts payable – related party, notes payable and notes payable – related party.  The carrying value of cash, cash equivalents, tenant receivables, accounts receivable, notes receivable, notes payable – related party and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. As of June 30, 2007 and December 31, 2006, the carrying value of our total debt obligations was $50.9 million and $51.0 million, respectively.  All of these amounts represent fixed-rate obligations with an estimated fair value of $49.4 million and $50.6 million as of June 30, 2007 and December 31, 2006, respectively.  These estimated fair values are based on a discounted cash flow analysis using current market rates of interest.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

We follow FIN No. 46R, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights.  FIN No. 46R requires a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  Disclosures are also required about variable interest entities in which a company has a significant variable interest but that it is not required to consolidate.  As of June 30, 2007 and December 31, 2006, we are not invested in any entities that qualify as variable interest entities pursuant to FIN No. 46R.

NEW ACCOUNTING STANDARDS

In June 2005, the Emerging Issues Task Force issued EITF Issue No. 04-05 (EITF 04-05), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 makes it more likely that general partners will be required to consolidate limited partnerships by making it more difficult for a general partner to overcome the presumption that it controls the limited partnership. Under this new guidance, the presumption of general partner control will be overcome only when the limited partners have either of two types of rights; the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. These ‘kick-out rights’ and ‘participating rights’ must be substantive in order to overcome the presumption of general partner control. The guidance was effective for us beginning in January 1, 2006, and we have therefore applied the EITF 04-05 in determining whether consolidation of our investee entities is appropriate.

In September 2006, The Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy.  Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities.  SFAS No. 157 is effective for our fiscal year beginning January 1, 2008.  The adoption of SFAS No.157 is not expected to have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

OFFERING COSTS

The General Partner funded all of the organization and offering costs on the Partnership’s behalf.  As of June 30, 2007, we had reimbursed the General Partner for approximately $417,000 of organization and offering costs. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs are treated as a reduction of partners’ capital along with sales commissions and dealer manager fees of 7.75% and 2.5%, respectively.  (See Note 8.)

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

INTEREST

Interest is charged to interest expense as it accrues.  No interest has been capitalized since inception of the partnership.

SEGMENT REPORTING

We determined that we have one reportable segment, with activities related to investing in real estate.  Our investments in real estate generate rental revenue and other income through the leasing of multi-tenant retail properties, which comprised 100% of our total consolidated revenues for all periods presented.  We evaluate operating performance on an individual level.  However, as each of our properties have similar economic characteristics, tenants and products and services, our properties have been aggregated into one reportable segment.

3. INVESTMENT IN NON-CONSOLIDATED ENTITIES

During 2006, we made the following investments in three entities through which we own an interest in five properties:

•
In March 2006, we acquired a 50% interest in 5433 Westheimer, LP which owns an office building in Houston, Texas with a gross leasable area of 134,000 square feet.  The remaining 50% is owned by a third party.

•
In December 2006, we acquired a 20% interest in PTC/BSQ Holding Company, LLC which owns three multi-tenant retail properties located in Plano, Texas with a combined gross leasable area of 395,000 square feet.   The remaining 80% is owned by a third party.

•
Also in December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 325,000 square feet.  The remaining 50% is owned by AmREIT Monthly Income and Growth Fund IV, Ltd., an affiliated merchant development fund.

We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them.  Summarized financial data for our significant equity investees for the six months ended June 30, 2007 and 2006 is as follows:

	Six months ended June 30,
(In thousands)	2007	2006
Revenue	$6,471	$413
Income (loss) from continuing operations	102	(201)
Net income (loss)	102	(201)

4. ACQUIRED LEASE INTANGIBLES

In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date.  Such intangibles include the value of in-place leases and out-of-market leases.  Acquired lease intangible assets (in-place leases and above-market leases) are net of accumulated amortization of approximately $1,253,000 and $723,000 at June 30, 2007 and December 31, 2006, respectively.  These assets are amortized over the leases’ remaining terms, which range from 2 years to 25 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense.  The amortization expense related to in-place leases was approximately $496,000 and $179,000 for the six months ended June 30, 2007 and 2006, respectively.  The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $34,000 and $1,000 during the six months ended June 30, 2007 and 2006, respectively.

Acquired lease intangible liabilities (below-market leases) are net of previously accreted minimum rent of approximately $350,000 and $216,000 at June 30, 2007 and December 31, 2006, respectively, and are accreted over the leases’ remaining terms, which range from 2 to 25 years.  Accretion of below-market leases was approximately $134,000 and $66,000 during the six months ended June 30, 2007 and 2006, respectively.  Such accretion is recorded as an increase to rental income.

5. NOTES PAYABLE

Our outstanding debt at June 30, 2007 and December 31, 2006 consists entirely of fixed-rate mortgage loans of approximately $50.9 million and $51 million, respectively.  Our mortgage loans are secured by certain real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms ranging from September 2011 through June 2036.

As of June 30, 2007, the weighted-average interest rate on our fixed-rate debt is 5.9%, and the weighted average remaining life of such debt is 13.6 years.  As of June 30, 2007, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2007	$71	$-	$71
2008	146	-	146
2009	156	-	156
2010	166	-	166
2011	175	24,615	24,790
Beyond five years	674	24,905	25,579
Total	$1,388	$49,520	$50,908

6. CONCENTRATIONS

As of June 30, 2007 and December 31, 2006, each of our four consolidated properties individually comprise greater than 20% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, three of our four properties are located in the Houston metropolitan area.  These Houston properties represent 81% of our rental income for the six months ended June 30, 2007.  Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the revenues generated by our top tenants during the three months and six months ended June 30, ($ in thousands):

	Six months ended June 30,
Tenant	2007	2006

HEB Grocery	$1,054	$ 628
DSW	382	382
Fidelity Investments	147	-
Rice Food Markets, Inc	146	-
Baubles & Beads	104	-

	$1,833	$ 1,010

7.  RELATED PARTY TRANSACTIONS

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses.  In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services.The following table summarizes the amount of such compensation paid to our affiliates during the six months ended June 30, 2007 and 2006:

	Six months ended June 30,
Type of Service	2007	2006

Securities Commissions, Due Diligence and Marketing Reimbursements	$-	$2,585
Organizational and Offering Cost Reimbursements	96	127
Asset Management Fees	309	110
Development and Acquisition Fees	-	432
Property Management and Leasing	221	63
Administrative Costs Reimbursements	34	-
	$660	$3,317

See also Note 3 regarding investments in non-consolidated entities and Note 1 regarding notes receivable from related parties.

8. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

We did not make any property acquisitions or dispositions during the six months ended June 30, 2007.

During 2006, we invested approximately $33.5 million through the acquisition of two properties.  On June 30, 2006, we acquired Olmos Creek, a multi-tenant retail property in San Antonio, Texas with a gross leasable area of 102,000 square feet.  On September 29, 2006, we acquired Lantern Lane, a shopping center in Houston, Texas anchored by Rice Food Markets.  The center has a gross leasable area of 79,000 square feet.  These acquisitions were accounted for as purchases and the results of their operations are included in the accompanying consolidated financial statements from the respective dates of acquisition.

See Note 3 for a discussion of our 2006 investment activity with respect to our non-consolidated entities.

9. COMMITMENTS AND CONTINGENCIES

Litigation– In the ordinary course of business, we may become subject to litigation or claims.  There are no material pending legal proceedings known to be contemplated against us.

Environmental matters– In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters.  We have not been notified by any governmental authority of any non-compliance, liability or other claim.

In conjunction with our acquisition of the Lantern Lane Shopping Center in September 2006, we identified an environmental exposure caused by a dry cleaning business that operated on the property prior to our ownership.  Our agreement with the seller provides that, if the seller cannot satisfactorily evidence that they have remediated the site, we can reduce our note payable to them by the lesser of the actual costs to remediate or $1.0 million.  We believe that the remediation costs will not exceed $1.0 million based on our environmental investigation.  We have not recorded a separate liability for this exposure as we believe that we are fully indemnified by the seller pursuant to this arrangement.  To the extent that we are required to fund a portion of the remediation, such amount will be financed through the reduction of the note payable to the seller.  We believe that this matter will not have an adverse effect on our consolidated financial position or results of operations, and we are aware of no other environmental exposures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Our disclosure and analysis in this Quarterly Report contain forward-looking statements, which provide our current expectations or forecasts of future events.  Words such as “believe,” “anticipate,” “expect,” and “intend” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons.   You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as may be required by law. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Quarterly Report.

Overview

We are a Texas limited partnership formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture or other arrangements, commercial retail real estate consisting of single-tenant and multi-tenant properties net leased to investment grade and other creditworthy tenants throughout the United States.  We focus on properties characterized by high automobile traffic counts, high populations, high household incomes and limited opportunities for competition.

We have no employees and are managed by AmREIT Monthly & Income III Corporation, our General Partner, pursuant to the Partnership Agreement.  Our General Partner is a wholly owned subsidiary of AmREIT, a Texas real estate investment trust with shares of common stock traded on the American Stock Exchange (AMEX: AMY).  In addition to owning its general partner interest for which it contributed $1,000, our General Partner contributed $800,000 to us in exchange for limited partnership units, or Units, which represent approximately 1% of the outstanding Units.  The remaining Units are held by other Limited Partners.  We qualify as a partnership for federal income tax purposes.

We derive a substantial portion of our revenue from our rental income.  As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness.  Rental income accounted for 100% of our total revenue during the six months ended June 30, 2007 and 2006. As of June 30, 2007, our properties were 92% leased and the debt leverage ratio of our portfolio was approximately 45%, with all of such debt carrying a fixed rate of interest.

We commenced our principal operations on June 30, 2005, when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued 80 Units to the initial investors.  As of October 31, 2006, we had received $71.1 million from the sale of 2,844 Units to investors and closed the Offering.  We acquired our first interest in a property on September 30, 2005.

As of June 30, 2007, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an interest in six other properties comprising 955,000 square feet of gross leasable area.  To acquire interests in these properties, we used $30.9 million in proceeds from the Offering and borrowings of approximately $54.3 million.  The areas where a majority of our properties are located are highly populated, suburban communities in Texas.

Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, and are not currently listed on any securities exchange.  These Units will be transferable only if we register them under applicable securities laws, and such registration is not expected.  We do not anticipate that any public market for the  Units will develop.

Summary of Critical Accounting Policies

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of our tenants. Management believes the most critical accounting policies in this regard are revenue recognition, regular evaluation of whether the value of a real estate asset has been impaired, allowance for uncollectible accounts and accounting for real estate acquisitions.  We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience as well as various other assumptions that we believe to be reasonable under the circumstances.  Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Revenue Recognition

We lease space to tenants under agreements with varying terms.  The majority of the leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases.  When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation.  Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded.  Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent).  We defer the recognition of contingent or percentage rental income until the specific targets as defined in lease agreements that trigger the contingent or percentage rental income are achieved. Cost recoveries from tenants are included in rental income in the period the related costs are incurred.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets, including accrued rental income, may not be recoverable through operations.  When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value.

The estimation of expected future cash flows is inherently uncertain and relies on subjective assumptions about future and current market conditions and events that affect the ultimate value of the property.  It requires us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment.  The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income.

We have not recorded any impairment losses since the inception of the Partnership.

Investment in Real Estate Assets

Land, buildings and improvements are recorded at cost.  Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.  We capitalize acquisition costs as incurred.  Such costs are expensed if and when the acquisition becomes no longer probable.

We are required to make subjective assessments as to the useful lives of our depreciable assets.  We consider the period of future benefit of the asset to determine the appropriate useful lives.  These assessments, which are based on estimates, have a direct impact on net income.  Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the life of lease for tenant improvements and intangible lease costs.

Valuation of Receivables

We determine an appropriate allowance for the uncollectible portion of tenant receivables and accounts receivable based upon an analysis of balances outstanding, historical payment history, tenant credit worthiness, additional guarantees and other economic trends.  Balances outstanding include base rents, tenant reimbursements and receivables attributed to the accrual of straight line rents.  Additionally, we consider estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy in our assessment of the likelihood of collecting the related receivables.

Real Estate Acquisitions

We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationships, if any.

We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property.

Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases.  In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions.  Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses.  Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases.  Any premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and are amortized as an adjustment of rental income over the remaining terms of the respective leases.

The fair values of in-place leases include costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These intangibles are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the remaining term of the respective leases.

Recently Issued Accounting Pronouncements

In June 2005, the Emerging Issues Task Force issued EITF Issue No. 04-05 (EITF 04-05), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 makes it more likely that general partners will be required to consolidate limited partnerships by making it more difficult for a general partner to overcome the presumption that it controls the limited partnership. Under this new guidance, the presumption of general partner control will be overcome only when the limited partners have either of two types of rights – the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. These “kick-out rights” and “participating rights” must be substantive in order to overcome the presumption of general partner control. The guidance was effective for us beginning in the first quarter of 2006, and we have therefore applied the EITF 04-05 in determining whether consolidation of our investee entities is appropriate.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy.  Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities.  SFAS No. 157 is effective for our fiscal year beginning January 1, 2008.  The adoption of SFAS No. 157 is not expected to have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

Results of Operations

We commenced our principal operations on June 30, 2005, when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued the initial 80 Units to investors.  During 2005, we acquired one interest in a property through a consolidated joint venture on September 30, 2005 and acquired a direct interest in another property on December 12, 2005.  During 2006, we acquired direct interests in two more properties, one on June 30, 2006 and the other on September 29, 2006.  In 2006, we also made investments in three joint ventures through which we obtained an ownership interest in five other properties.  At June 30, 2007, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an investment interest in six other properties comprising 955,000 square feet of gross leasable area.

Our direct property acquisitions were accounted for as purchases and the results of their operations are included in our consolidated financial statements from their respective dates of acquisition. We report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them.

Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006

Revenue.  Revenue increased approximately $1.9 million to approximately $3.6 million during the six months ended June 30, 2007 compared to approximately $1.7 million for the six months ended June 30, 2006.   This increase was primarily due to the acquisitions of Olmos Creek (June 30, 2006) and Lantern Lane (September 29, 2006) neither of which generated revenues during the 2006 period given the timing of the acquisitions.

General & Administrative. General and administrative expenses increased approximately $97,000 to approximately $115,000 during the six months ended June 30, 2007 compared to approximately $18,000 for the six months ended June 30, 2006.  This increase was primarily due to an increase in administrative cost reimbursements as a result of our increased financial reporting requirements during 2007.  Additionally, we recorded an accrual during 2007 for Texas margin tax which was enacted on January 1, 2007.

Asset Management Fees.  Asset management fees increased approximately $199,000 to approximately $309,000 during the six months ended June 30, 2007 compared to approximately $110,000 for the six months ended June 30, 2006.  Asset management fees have increased commensurate with the increase in assets under management as a result of our capital-raising efforts which continued through October 31, 2006.

Property Expenses.  Property operating expenses increased approximately $555,000 to approximately $953,000 during the six months ended June 30, 2007 compared to approximately $398,000 for the six months ended June 30, 2006.  This increase was primarily due to the acquisitions of Olmos Creek (June 30, 2006) and Lantern Lane (September 29, 2006) neither of which incurred property expenses during the 2006 period given the timing of the acquisitions.

Property Management Fees – Related Party.  Property management fees to a related party increased approximately $58,000 to approximately $121,000 during the six months ended June 30, 2007 compared to approximately $63,000 for the six months ended June 30, 2006.  This increase was primarily due to the acquisitions of Olmos Creek (June 30, 2006) and Lantern Lane (September 29, 2006) neither of which generated property management fees during the 2006 period given the timing of the acquisitions.

Legal and Professional Fees.  Legal and professional fees increased approximately $18,000 to approximately $169,000 during the six months ended June 30, 2007 compared to approximately $151,000 for the six months ended June 30, 2006.  This increase was due to additional fees paid in 2007 related to the audits of the years ended December 31, 2006 and 2005.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased approximately $728,000 to approximately $1.3 million during the six months ended June 30, 2007 compared to approximately $575,000 for the six months ended June 30, 2006    This increase was primarily due to the acquisitions of Olmos Creek (June 30, 2006) and Lantern Lane (September 29, 2006) neither of which were depreciated or amortized during the 2006 period given the timing of the acquisitions.

Interest Income – Related Party.  Interest income – related party is related to a loan made to 5433 Westheimer, LP, of which we own a 50% interest.  The amount increased approximately $135,000 to approximately $262,000 during the six months ended June 30, 2007 compared to approximately $127,000 during the six months ended June 30, 2006.  The increase is attributable to our acquisition of 5433 Westheimer on March 31, 2006, resulting in only 3 months of interest income being generated during the 2006 period versus six months during the 2007 period.

Interest and Other Income.  Interest and other income increased approximately $216,000 to approximately $481,000 during the six months ended June 30, 2007 compared to approximately $265,000 for the six months ended June 30, 2007  This increase was primarily due to earning interest on a higher balance of investable funds during the 2007 period   as compared to the 2006 period.  We continued our capital-raising efforts through October 31, 2006 and we invest our excess cash in short-term investments or overnight funds until properties suitable for acquisition can be identified and acquired.

Interest Expense.  Interest expense increased approximately $757,000 to approximately $1.6 million during the six months ended June 30, 2007 compared to approximately $801,000 for the six months ended June 30, 2006 This increase was primarily due to the acquisitions of Olmos Creek (June 30, 2006) and Lantern Lane (September 29, 2006) neither of which incurred interest expense during the 2006 period given the timing of the acquisitions. All of our properties are financed with fixed-rate mortgages.

Loss From Non-Consolidated Entities.  Loss from non-consolidated entities increased approximately $97,000 to approximately $198,000 for the six months ended June 30, 2007 compared to approximately $101,000 for the six months ended June 30, 2006.   These amounts represent our ownership portion of our joint ventures’ net income or loss for the period.  The increased loss is primarily attributable to our 50% ownership interest in 5433 Westheimer which was acquired on March 31, 2006 and our 50% ownership interest in Casa Linda which was acquired on December 8, 2006.  Both properties have been operating at net losses given their vacancies.  To allow us to begin executing on our plan to redevelop the 5433 Westheimer property, we have not been seeking out new long-term leases nor have we been renewing existing tenants on a long-term basis, resulting in the vacancies.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations.  We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations.  We expect that our primary uses of capital will be for investment in real estate properties and related improvements, the payment of operating expenses, including interest expense on any outstanding indebtedness, and the payment of distributions to our Partners.  As we sell properties during our operating period, we plan to strategically reinvest the proceeds from such sales rather than distributing the proceeds to our Partners.

At June 30, 2007 and December 31, 2006, our cash and cash equivalents totaled approximately $16.7 million and approximately $23.1 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2007 and 2006  are as follows (in thousands):

	2007	2006
Operating activities	$(1,642)	$301
Investing activities	$(756)	$(23,647)
Financing activities	$(3,999)	$22,334

Net cash flows from operating activities decreased approximately $1.9 million to net cash used by operating activities of approximately $1.6 million for the six months ended June 30, 2007 compared to net cash provided by operating activities of approximately $301,000 for the six months ended June 30, 2006.  This decrease was primarily attributable to a reduction of $2.5 million in working capital cash flows which was driven primarily by an increase during the period of $1.5 million in receivables, coupled with a decrease in accounts payable during the period of $825,000.  This decrease was partially offset by an increase during 2007 of approximately $477,000 in our income before the effects of losses from non-consolidated entities, of depreciation and amortization expenses and of minority interest in consolidated subsidiaries.  This increase was driven by the increase in rental income as a result of the Olmos Creek (June 30, 2006) and Lantern Lane (September 29, 2006) acquisitions.

Net cash used in investing activities decreased approximately $22.9 million to approximately $756,000 for the six months ended June 30, 2007 compared to approximately $23.6 million for the six months ended June 30, 2006.  This decrease was primarily due to the Olmos Creek (June 30, 2006) and 5433 Westheimer (March 31, 2006) acquisitions that occurred during the six months ended June 30, 2006.  We incurred various capital expenditures related to the redevelopment of Westside Plaza and other capital expenditures on Lantern Lane during the first six months of 2007, but had no property acquisitions during such period.

Net cash flows from financing activities decreased approximately $26.3 million to net cash used in financing activities of approximately $4 million for the six months ended June 30, 2007 compared to net cash provided by financing activities of approximately $22.3 million for the six months ended June 30, 2006.  This decrease was primarily attributable to us raising $21.1 million (net of issuance costs) from the sales of our Units during 2006.  We closed the offering of such Units in October 2006, and no further amounts were raised during 2007.  Additionally, we had an increase in distributions of approximately $2.0 million, which represented a return of capital, as a result of the increase in Units outstanding between the 2006 and 2007 periods.

Until we acquire properties, we invest any excess cash in short-term investments or overnight funds.  This investment strategy allows us to offset a portion of the interest costs from our fixed-rate mortgage loans and provides us with the liquidity to acquire properties at such time as those suitable for acquisition are located.

We believe that inflation has minimal effect on our income from operations.  We expect that increases in store sales volumes due to inflation, as well as increases in the consumer price index, may contribute to capital appreciation of our properties.  These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2007.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our General Partner’s Chief Executive Officer and Chief Financial Officer, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007.  Based on that evaluation, our General Partner’s CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS.

In the ordinary course of business, we may become subject to litigation or claims.  There are no material pending legal proceedings or proceedings known to be contemplated against us.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                      OTHER INFORMATION.

None.

ITEM 6.                      EXHIBITS.

            (a)  Exhibits

Exhibit No.                      Exhibit Title

31.1	Certification of H. Kerr Taylor pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chad C. Braun pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of H. Kerr Taylor pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chad C. Braun pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: August 14, 2007	By:	/s/ H. Kerr Taylor
	Name:	H. Kerr Taylor
	Title:	President, Chief Executive Officer and Director of the General Partner

Date: August 14, 2007	By:	/s/ Chad C. Braun
	Name:	Chad C. Braun
	Title:	Executive Vice President, Chief Financial Officer,Treasurer and Secretary of the General Partner