Form 10QSB
period 2007-11-13
AmREIT Monthly Income & Growth Fund III Ltd
filed 2007-11-14
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(in thousands)

	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Real estate investments at cost:
Land	$18,446	$18,446
Buildings	47,049	46,452
Tenant improvements	872	784
	66,367	65,682
Less accumulated depreciation and amortization	(2,664)	(1,184)
	63,703	64,498

Investment in non-consolidated entities	19,234	15,382
Intangible lease cost, net	3,452	4,226
Net real estate investments	86,389	84,106

Cash and cash equivalents	8,649	23,128
Tenant receivables, net	794	526
Accounts receivable	57	6
Accounts receivable - related party	2,274	742
Notes receivable	3,001	-
Notes receivable - related party	7,035	7,035
Deferred costs, net	681	545
Other assets	1,223	886
TOTAL ASSETS	$110,103	$116,974

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Notes payable	$50,874	$50,977
Notes payable - related party	-	1,144
Accounts payable	1,579	1,648
Accounts payable - related party	291	160
Below market leases, net	756	949
Security deposits	119	119
TOTAL LIABILITIES	53,619	54,997

Minority interest	2,156	2,235

Partners' capital:
General partner	-	-
Limited partners, 2,844 units outstanding	54,328	59,742
TOTAL PARTNERS' CAPITAL	54,328	59,742
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$110,103	$116,974

See Notes to Consolidated Financial Statements.

~F-1~

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues:
Rental income from operating leases	$1,706	$1,178	$5,285	$3,035
Total revenues	1,706	1,178	5,285	3,035

Expenses:
General and administrative	201	15	315	34
Asset management fees - related party	154	95	463	204
Property expense	519	314	1,472	712
Property management fees - related party	62	49	183	112
Legal and professional	250	44	418	196
Depreciation and amortization	900	459	2,203	1,034
Total expenses	2,086	976	5,054	2,292

Operating income (loss)	(380)	202	231	743

Other income (expense):
Interest income - related party	133	135	394	262
Interest and other income	225	54	709	169
Interest expense	(783)	(449)	(2,341)	(1,250)
Loss from non-consolidated entities	(131)	(97)	(330)	(197)
Minority interest in loss of consolidated subsidiaries	14	27	79	80
Total other income (expense)	(542)	(330)	(1,491)	(936)

Loss before discontinued operations	(922)	(128)	(1,260)	(193)

Loss from discontinued operations:
Loss from real estate operations	-	(21)	-	(21)
Loss from discontinued operations	-	(21)	-	(21)

Net Loss	$(922)	$(149)	$(1,260)	$(214)

See Notes to Consolidated Financial Statements.
~F-2~

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 2007
(in thousands)
(unauditied)
	GP	LP	Total

Balance at December 31, 2006	$-	$59,742	$59,742

Contributions, net of offering costs	-	(99)	(99)
Net loss (1)	40	(1,300)	(1,260)
Distributions	(40)	(4,015)	(4,055)

Balance at September 30, 2007	$-	$54,328	$54,328

(1) The allocation of net loss includes a curative allocation to increase the GP capital account by $85,000.  The partnership agreement provides that no partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

~F-3~

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,260)	$(214)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loss from non-consolidated entities	330	197
Depreciation and amortization	2,129	993
Minority interest in loss of consolidated subsidiaries	(79)	(80)
Increase in escrow deposits	-	(895)
Increase in tenant receivables	(268)	(206)
Increase in accounts receivable	(51)	(128)
(Increase) decrease in accounts receivable - related party	(1,631)	832
Increase in deferred costs	(108)	(9)
(Increase) decrease in other assets	(337)	42
(Decrease) increase in accounts payable	(69)	1,117
Increase (decrease) in accounts payable - related party	131	(305)
Increase in security deposits	-	93
Net cash (used in) provided by operating activities	(1,213)	1,437

Cash flows from investing activities:
Improvements to real estate	(685)	(13)
Acquisition of investment properties	-	(34,756)
Increase in notes receivable	(3,001)	-
Increase in notes receivable - related party	-	(7,035)
Investment in non-consolidated entities	(4,083)	(1,796)
Net cash used in investing activities	(7,769)	(43,600)

Cash flows from financing activities:
Proceeds from notes payable	-	13,440
Payments on notes payable	(103)	(97)
Payments on notes payable - related party	(1,144)	-
Contributions	-	37,922
Issuance costs	(99)	(4,299)
Loan acquisition costs	(96)	(210)
Distributions	(4,055)	(1,401)
Net cash (used in) provided by financing activities	(5,497)	45,355

Net (decrease) increase in cash and cash equivalents	(14,479)	3,192
Cash and cash equivalents, beginning of period	23,128	2,948
Cash and cash equivalents, end of period	$8,649	$6,140

Supplemental schedule of cash flow information:

Cash paid during the year for interest	$2,420	$1,205

Supplemental schedule of noncash investing and financing activities:
In 2007, we incurred reimbursable transaction costs of $99,000 related to our 5433 Westheimer project.  Such costs had not been reimbursed by our affiliate as of year-end and were recorded to our investment in non-consolidated entities.

See Notes to Consolidated Financial Statements.

~F-4~

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

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

We commenced our principal operations on June 30, 2005 when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum dated April 19, 2005 (the “Offering Memorandum”) and issued the initial 80 limited partnership units, or Units.  As of October 31, 2006, we had received approximately $71.1 million for the sale of 2,844 Units and closed the Offering.    We acquired our first two properties in late 2005 - one on September 30, 2005 and the other on December 12, 2005.  One of the properties was acquired directly and the other was acquired through a joint venture in which we own an interest.  During 2006, we acquired two properties directly and made investments in entities that own five other properties.  At September 30, 2007, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an investment interest in seven other properties comprising 1.2 million square feet of gross leasable area.

Our Units were sold in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended , and are not currently listed on a national exchange.  No public market currently exists for the Units.  The Units may not be sold or transferred unless we register the Units under applicable laws or if the sale qualifies for exemption from such laws.  We do not expect to register the Units; therefore, we do not anticipate that any public market for the Units will develop.

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

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that provide for additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the nine months ended September 30, 2007 and 2006, there were no percentage rents recognized.   We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured.  During the nine months ended September 30, 2007 and 2006, we recognized lease termination fees of $0 and $150,000, respectively.

~F-5~

REAL ESTATE INVESTMENTS

Development Properties– Land, buildings and improvements are recorded at cost.  Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs.  Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress.  The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.  We capitalize acquisition costs as incurred. Such costs are expensed if and when the acquisition becomes no longer probable.  During the nine months ended September 30, 2007 and 2006, we did not capitalize any interest or taxes on properties under development.

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

Depreciation–   Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of the lease for tenant improvements.

Properties Held for Sale–Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year.  Operating properties held for sale are carried at the lower of cost or fair value less cost to sell.  Depreciation and amortization are suspended during the held for sale period.  As of September 30, 2007 and December 31, 2006, we had no properties held for sale.

Our properties generally have operations and cash flows that can be clearly distinguished from the rest of the Partnership.  The operations and gains on sales reported in discontinued operations include those properties that have been sold or are held for sale and for which operations and cash flows have been clearly distinguished.  The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition.  Prior period operating activity related to any such properties is reclassified as discontinued operations in the accompanying statements of operations.   We had a loss from discontinued operations of $0 and $21,000 for the nine months ended September 30, 2007 and 2006, respectively.

Impairment– We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.  No impairment charges were recorded during the nine months ended September 30, 2007 and 2006.

~F-6~

ENVIRONMENTAL EXPOSURES

We are subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations (See Note 9).  However, we can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables– Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis.  An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  Bad debt expenses and any related recoveries are included in general and administrative expense.  As of September 30, 2007 and December 31, 2006, we had an allowance for uncollectible accounts related to our tenant receivables of $19,000 and $0, respectively.

Accounts Receivable - Related Party– Included in accounts receivable – related party are short-term cash advances provided to certain of our affiliated investment entities for their development needs.  These cash advances are due upon demand.

Notes Receivable– Included in notes receivable is a loan made related to a real estate project in which we have no equity interest.  The note is uncollateralized and carries an interest rate of 15% per annum.  The note matures on August 21, 2010.  The note was collected subsequent to September 30, 2007.

Notes Receivable  - Related Party– Included in notes receivable – related party is a loan made to 5433 Westheimer, LP of which we own a 50% interest (See Note 3.)  The note is uncollateralized and carries a London Interbank Offer Rate (LIBOR)-based variable interest rate (LIBOR plus two percent).  The interest rate on the note was 7.4% as of December 31, 2006.  The note matured on April 1, 2007 but had not been paid as of September 30, 2007.  We have agreed to extend the term of the note on an interim basis at substantially the same terms as were in effect as of December 31, 2006, although the borrower has not executed a new note.  We intend to refinance the property with a third-party loan during the fourth quarter of 2007.  We anticipate that the note will be repaid to us in conjunction with the refinancing of the property.

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization.  Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term.  Accumulated amortization related to loan acquisition costs as of September 30, 2007 and December 31, 2006 totaled $103,000 and $46,000, respectively.  Accumulated amortization related to deferred leasing costs as of September 30, 2007 and December 31, 2006, totaled $12,000 and $1,000, respectively.

~F-7~

INCOME TAXES
Federal – No provision for U.S. federal income taxes related to our operations is included in the accompanying consolidated financial statements.  As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.
State– In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax” effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax.  For the nine months ended September 30, 2007, we recorded a provision for Texas Margin Tax of $45,000.  No provision was recorded during the nine months ended September 30, 2006 as the amount was considered immaterial.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable – related party, notes receivable – related party, accounts payable, accounts payable – related party, notes payable and notes payable – related party.  The carrying value of cash, cash equivalents, tenant receivables, accounts receivable, notes receivable, notes payable – related party and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. As of September 30, 2007 and December 31, 2006, the carrying value of our total debt obligations was $50.9 million and $51.0 million, respectively.  All of these amounts represent fixed-rate obligations with an estimated fair value of $51.0 million and $50.6 million as of September 30, 2007 and December 31, 2006, respectively.  These estimated fair values are based on a discounted cash flow analysis using current market rates of interest.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

We follow FIN No. 46R which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights.  FIN No. 46R requires a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  Disclosures are also required about variable interest entities in which a company has a significant variable interest but that it is not required to consolidate.  As of September 30, 2007 and December 31, 2006, we are not invested in any entities that qualify as variable interest entities pursuant to FIN No. 46R.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We currently do not plan to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

~F-8~

DISCONTINUED OPERATIONS

The following is a summary of our discontinued operations for the nine months ended September 30, ($ in thousands):

	2007	2006
Rental income from operating leases	$-	$11
Total revenues	-	11

General and administrative	-	(2)
Property expense	-	(1)
Depreciation and amortization	-	(29)
Total expenses	-	(32)

Income from discontinued operations	-	(21)
Loss from discontinued operations	$-	$(21)

OFFERING COSTS

The General Partner funded all of the organization and offering costs on the Partnership’s behalf.  As of September 30, 2007, we had reimbursed the General Partner for approximately $417,000 of organization and offering costs. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs are treated as a reduction of partners’ capital along with sales commissions and dealer manager fees of 7.75% and 2.5%, respectively.  (See Note 7.)

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

~F-9~

3. INVESTMENT IN NON-CONSOLIDATED ENTITIES

Since inception, we made the following investments in four entities through which we own an interest in six properties:

·	In August 2007, we acquired a 30% interest in Woodlake Square, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 206,000 square feet. The remaining 70% is owned by AmREIT Monthly Income and Growth Fund IV, Ltd. (“MIG IV”) (40%) and AmREIT Realty Investment Corporation (30%), affiliated entities of ours.
•
In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 325,000 square feet.   The remaining 50% is owned by MIG IV.

•
In December 2006, we acquired a 20% interest in PTC/BSQ Holding Company, LLC which owns three multi-tenant retail properties located in Plano, Texas with a combined gross leasable area of 396,000 square feet.   The remaining 80% is owned by a third party.

•
In March 2006, we acquired a 50% interest in 5433 Westheimer, LP which owns an office building in Houston, Texas with a gross leasable area of 134,000 square feet.  The remaining 50% is owned by a third party.

We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them.  Summarized financial data for our significant equity investees for the nine months ended September 30, 2007 and 2006 is as follows ($ in thousands):

(In thousands)	Nine months ended September 30,
	2007	2006
Revenue	$10,028	$1,653
Income (loss) from continuing operations	203	(648)
Net income (loss)	203	(648)

4. ACQUIRED LEASE INTANGIBLES

In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date.  Such intangibles include the value of in-place leases and out-of-market leases.  Acquired lease intangible assets (in-place leases and above-market leases) are net of accumulated amortization of approximately $1,500,000 and $723,000 at September 30, 2007 and December 31, 2006, respectively.  These assets are amortized over the leases’ remaining terms, which range from 2 years to 25 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense.  The amortization expense related to in-place leases was approximately $722,000 and $367,000 for the nine months ended September 30, 2007 and 2006, respectively.  The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $51,000 and $3,000 during the nine months ended September 30, 2007 and 2006, respectively.

Acquired lease intangible liabilities (below-market leases) are net of previously accreted minimum rent of approximately $410,000 and $216,000 at September 30, 2007 and December 31, 2006, respectively, and are accreted over the leases’ remaining terms, which range from 2 to 25 years.  Accretion of below-market leases was approximately $193,000 and $179,000 during the nine months ended September 30, 2007 and 2006, respectively.  Such accretion is recorded as an increase to rental income.

5. NOTES PAYABLE

Our outstanding debt at September 30, 2007 and December 31, 2006 consists entirely of fixed-rate mortgage loans of approximately $50.9 million and $51.0 million, respectively.  Our mortgage loans are secured by certain real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms ranging from September 2011 through January 2036.

As of September 30, 2007, the weighted-average interest rate on our fixed-rate debt is 5.9%, and the weighted average remaining life of such debt is 13.4 years.  As of September 30, 2007, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2007	$37	$-	$37
2008	146	-	146
2009	156	-	156
2010	166	-	166
2011	175	24,615	24,790
Beyond five years	674	24,905	25,579
Total	$1,354	$49,520	$50,874

~F-10~

6.  CONCENTRATIONS

As of September 30, 2007 and December 31, 2006, each of our four consolidated properties individually comprise greater than 20% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, three of our four properties are located in the Houston metropolitan area.  These Houston properties represent 81% of our rental income for the nine months ended September 30, 2007.  Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the revenues generated by our top tenants during the nine months ended September 30, ($ in thousands):

	Nine months ended September 30,
Tenant	2007	2006

HEB Grocery	$1,223	$1,096
DSW	574	573
Rice Food Markets, Inc.	219	2
Fidelity Investments	217	2
Blockbuster Video	215	33
Baubles & Beads	150	1
	$2,598	$1,707

 7.  RELATED PARTY TRANSACTIONS

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses and continue to provide services to us pursuant to various agreements.  In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,
Type of Service	2007	2006

Securities Commissions, Due Diligence and Marketing Reimbursements	$-	$4,139
Organizational and Offering Cost Reimbursements	99	160
Asset Management Fees	463	204
Development and Acquisition Fees	90	1,005
Property Management and Leasing	289	121
Administrative Costs Reimbursements	176	-
	$1,117	$5,629

See also Note 3 regarding investments in non-consolidated entities and Note 1 regarding notes receivable from related parties.

8. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

We did not make any property acquisitions or dispositions during the nine months ended September 30, 2007.

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

See Note 3 for a discussion of our investment activity since our inception with respect to our non-consolidated entities.

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

~F-11~

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

We derive a substantial portion of our revenue from our rental income.  As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness.  Rental income accounted for 100% of our total revenue during the nine months ended September 30, 2007 and 2006. As of September 30, 2007, our properties were 92% leased and the debt leverage ratio of our portfolio was approximately 46%, with all of such debt carrying a fixed rate of interest.

We commenced our principal operations on June 30, 2005, when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued 80 Units to the initial investors.  As of October 31, 2006, we had received $71.1 million from the sale of 2,844 Units to investors and closed the Offering.  Our Units were sold in reliance on an exemption from the registration requirments of the Securities Act of 1933, as amended, and are not currently listed on a national exchange.  No public market currently exists for the Units.  The Units may not be sold or transferred unless we register the Units under applicable laws or if the sale qualifies for exemption from such laws.  We do not expect to register the Units; therefore, we do not anticipate that any public market for the Units will develop.

As of September 30, 2007, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an interest in seven other properties comprising 1.2 million square feet of gross leasable area.  To acquire interests in these properties, we used $30.9 million in proceeds from the Offering and borrowings of approximately $54.3 million.  The areas where a majority of our properties are located are highly populated, suburban communities in Texas.

~1~

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

~2~

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

~3~

Recently Issued Accounting Pronouncements

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

Results of Operations

We commenced our principal operations on June 30, 2005, when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued the initial 80 Units to investors.  During 2005, we acquired a direct interest in a property on September 30, 2005 and acquired an interest in another property on December 12, 2005 through a consolidated joint venture.  During 2006, we acquired direct interests in two more properties, one on June 30, 2006 and the other on September 29, 2006.  In 2006, we also made investments in three joint ventures through which we obtained an ownership interest in five other properties. In 2007, we made an investment in a joint venture which we obtained an ownership interest in an additional property.  At September 30, 2007, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an investment interest in seven other properties comprising 1.2 million square feet of gross leasable area.

Our direct property acquisitions were accounted for as purchases and the results of their operations are included in our consolidated financial statements from their respective dates of acquisition. We report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them.

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

Revenue.  Revenue increased approximately $2.3 million to approximately $5.3 million during the nine months ended September 30, 2007 compared to approximately $3.0 million for the nine months ended September 30, 2006.   This increase was primarily due to the acquisitions of Olmos Creek (June 30, 2006) and Lantern Lane (September 29, 2006) both of which generated less revenues during the 2006 period given the timing of the acquisitions.

General & Administrative. General and administrative expenses increased approximately $281,000 to approximately $315,000 during the nine months ended September 30, 2007 compared to approximately $34,000 for the nine months ended September 30, 2006.  This increase was primarily due to an increase in administrative cost reimbursements as a result of our increased financial reporting requirements during 2007.  Additionally, we recorded an accrual of $45,000 during 2007 for Texas Margin Tax which was enacted on January 1, 2007 and reserved an amount for bad debt expense of $19,000 this year.

Asset Management Fees.  Asset management fees increased approximately $259,000 to approximately $463,000 during the nine months ended September 30, 2007 compared to approximately $204,000 for the nine months ended September 30, 2006.  Asset management fees have increased commensurate with the increase in assets under management as a result of our capital-raising efforts which continued through October 31, 2006.

Property Expenses.  Property operating expenses increased approximately $760,000 to approximately $1.5 million during the nine months ended September 30, 2007 compared to approximately $712,000 for the nine months ended September 30, 2006.  This increase was primarily due to the acquisitions of Olmos Creek (June 30, 2006) and Lantern Lane (September 29, 2006) both of which incurred lower property expenses during the 2006 period given the timing of the acquisitions.

~4~

Property Management Fees – Related Party.  Property management fees to our affiliate increased approximately $71,000 to approximately $183,000 during the nine months ended September 30, 2007 compared to approximately $112,000 for the nine months ended September 30, 2006.  This increase was primarily due to the acquisitions of Olmos Creek (June 30, 2006) and Lantern Lane (September 29, 2006) both of which incurred lower property management fees during the 2006 period given the timing of the acquisitions.

Legal and Professional Fees.  Legal and professional fees increased approximately $222,000 to approximately $418,000 during the nine months ended September 30, 2007 compared to approximately $196,000 for the nine months ended September 30, 2006.  The additional costs are attributable to the increased financial reporting requirements associated with being a public registrant.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased approximately $1.2 million to approximately $2.2 million during the nine months ended September 30, 2007 compared to approximately $1.0 million for the nine months ended September 30, 2006    This increase was primarily due to the acquisitions of Olmos Creek (June 30, 2006) and Lantern Lane (September 29, 2006) which were depreciated for only a portion of the year given the timing of the acquisitions.   During 2007, we adjusted the useful lives of certain real estate assets.  The cumulative effect of this adjustment was recorded in the third quarter of 2007 and was not material to our results of operations or financial position.

Interest Income – Related Party.  Interest income – related party is related to a loan made to 5433 Westheimer, LP, of which we own a 50% interest.  The amount increased approximately $132,000 to approximately $394,000 during the nine months ended September 30, 2007 compared to approximately $262,000 during the nine months ended September 30, 2006.  The increase is attributable to our acquisition of 5433 Westheimer on March 31, 2006, resulting in only six months of interest income being generated during the 2006 period versus nine months during the 2007 period.

Interest and Other Income.  Interest and other income increased approximately $540,000 to approximately $709,000 during the nine months ended September 30, 2007 compared to approximately $169,000 for the nine months ended September 30, 2007  This increase was primarily due to earning interest on a higher balance of investable funds during the 2007 period as compared to the 2006 period.  We continued our capital-raising efforts through October 31, 2006 and we invest our excess cash in short-term investments or overnight funds until properties suitable for acquisition can be identified and acquired.

Interest Expense.  Interest expense increased approximately $1.1 million to approximately $2.3 million during the nine months ended September 30, 2007 compared to approximately $1.2 million for the nine months ended September 30, 2006. This increase was primarily due to the acquisitions of Olmos Creek (June 30, 2006) and Lantern Lane (September 29, 2006) both of which incurred less interest expense during the 2006 period given the timing of the acquisitions. All of our properties are financed with fixed-rate mortgages.

Loss From Non-Consolidated Entities.  Loss from non-consolidated entities increased approximately $133,000 to approximately $330,000 for the nine months ended September 30, 2007 compared to approximately $197,000 for the nine months ended September 30, 2006.   These amounts represent our ownership portion of our joint ventures’ net income or loss for the period.  The increased loss is primarily attributable to our 50% ownership interest in 5433 Westheimer which was acquired on March 31, 2006 and our 50% ownership interest in Casa Linda which was acquired on December 8, 2006.  Both properties have been operating at net losses given their vacancies.  To allow us to begin executing on our plan to redevelop the 5433 Westheimer property, we have not been seeking out new long-term leases nor have we been renewing existing tenants on a long-term basis, resulting in the vacancies.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements with cash on hand as well as through net cash provided by property operations.  We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations.  We expect that our primary uses of capital will be for investment in real estate properties and related improvements, the payment of operating expenses, including interest expense on any outstanding indebtedness, and the payment of distributions to our Partners.  As we sell properties during our operating period, we plan to strategically reinvest the proceeds from such sales rather than distributing the proceeds to our Partners.

~5~

At September 30, 2007 and December 31, 2006, our cash and cash equivalents totaled approximately $8.6 million and approximately $23.1 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	2007	2006
Operating activities	$(1,213)	$1,437
Investing activities	$(7,769)	$(43,600)
Financing activities	$(5,497)	$45,355

Net cash flows from operating activities decreased approximately $2.7 million to net cash used by operating activities of approximately $1.2 million for the nine months ended September 30, 2007 compared to net cash provided by operating activities of approximately $1.4 million for the nine months ended September 30, 2006.  This decrease was primarily attributable to a reduction of $2.9 million in working capital cash flows which was driven primarily by a decrease in receivables cash flows during the period of $2.4 million. The receivables cash flow decrease is primarily due to our funding of $1.1 million in development costs on behalf of one of our investors who subsequently reimbursed us in October 2007.  Additionally, there was an increase in accounts payable cash flows during the period of $749,000.  These working capital cash flow decreases were partially offset by an increase during 2007 of approximately $222,000 in our income before the effects of losses from non-consolidated entities, of depreciation and amortization expenses and of minority interest in consolidated subsidiaries.  This increase was driven by the increase in rental income as a result of the Lantern Lane (September 29, 2006) acquisition.

Net cash used in investing activities decreased approximately $35.8 million to approximately $7.8 million for the nine months ended September 30, 2007 compared to approximately $43.6 million for the nine months ended September 30, 2006.  This decrease was primarily due to significant acquisition activity in 2006 - Lantern Lane (September 29, 2006), Olmos Creek (June 30, 2006) and 5433 Westheimer (March 31, 2006).  During 2007, we made no acquisitions and our investment activity was limited to initiating a loan to an unaffiliated third party with a 3 year term for $3.0 million and purchasing a 30% interest in Woodlake Square, LP for approximately $3.9 million.  We also incurred capital expenditures related to the redevelopment of Westside Plaza and various other capital expenditures during the first nine months of 2007.

Net cash flows from financing activities decreased approximately $50.9 million to net cash used in financing activities of approximately $5.5 million for the nine months ended September 30, 2007 compared to net cash provided by financing activities of approximately $45.4 million for the nine months ended September 30, 2006.  This decrease was primarily attributable to us raising $33.7 million (net of issuance costs) from the sales of our Units during 2006.  We closed the offering of such Units in October 2006, and no further amounts were raised during 2007.  Additionally, the decrease was attributable to the $13.4 million in proceeds from the Lantern Lane notes payable during September 2006.  We also had an increase in distributions of approximately $2.6 million, which represented a return of capital, as a result of the increase in Units outstanding between the 2006 and 2007 periods.

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

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of September 30, 2007.

~6~

ITEM 3.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our General Partner’s Chief Executive Officer and Chief Financial Officer, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2007.  Based on that evaluation, our General Partner’s CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

~7~

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	AmREIT Monthly Income & Growth III Corporation,
it's General Partner

Date: November 14, 2007	By:	/s/ H. Kerr Taylor
	Name:	H. Kerr Taylor
	Title:	President, Chief Executive Officer and Director of the General Partner

Date: November 14, 2007	By:	/s/ Chad C. Braun
	Name:	Chad C. Braun
	Title:	Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the General Partner

~8~