Form 10KSB
period 2007-12-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2008-04-01
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number:  000-52619

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD.
(Name of Small Business Issuer in its charter)

Texas	20-2964630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8 Greenway Plaza, Suite 1000 Houston, TX	77046
(address of principle executive offices)	(Zip Code)

Issuer’s telephone number
(713) 850-1400

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Limited Partnership Interests

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                       No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
☒

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No ☒

Revenues for the Issuer’s fiscal year ended December 31, 2007 totaled $6,746,000.

The aggregate market value of the Issuer’s voting and non-voting common equity held by non-affiliates of the Issuer, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $71,090,290.

Tranditional Small Business Disclosure Format (check one):
Yes ☐                       No ☒

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB of AmREIT Monthly Income & Growth Fund III, Ltd. other than historical facts may be considered forward-looking statements. We refer to AmREIT Monthly Income & Growth Fund III, Ltd. and, where required by the context in which the term is used, as the “Partnership,” “we,” “us” and “our.” Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “predict,” “believe,” “potential,” “continue” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the Securities and Exchange Commission, which we refer to as the SEC. We make no representation or warranty, express or implied, about the accuracy of any such forward-looking statements contained in this Annual Report, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See the section captioned “Item 1. Description of Business — Risk Factors” of this Annual Report.

Any forward-looking statements are subject to unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to our partners and maintain the value of our real estate properties, may be significantly hindered.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Background

We are a Texas limited partnership formed in April 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, commercial real estate consisting primarily of single-tenant and multi-tenant retail properties. Our investment strategy is to retain approximately 50% of our properties as income-producing assets during our projected six-year operating period, and opportunistically sell the remaining properties under attractive market conditions and reinvest the net sales proceeds into additional property investments. Our principal office is located at 8 Greenway Plaza, Suite 1000, Houston, Texas 77046. Our telephone number is (713) 850-1400.

We commenced our principal operations on June 30, 2005, when we raised the minimum offering of $2.0 million pursuant to the terms of a private placement memorandum dated April 19, 2005, which we refer to as the Offering Memorandum, and issued the initial 80 limited partnership units, or Units. As of October 31, 2006, we had received approximately $71.1 million for the sale of 2,844 Units and closed the Offering. We refer to the holders of our Units as Limited Partners.

On April 30, 2007 we filed a Form 10-SB to register our Units pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  We are subject to the registration requirements of Section 12(g) of the Exchange Act because the aggregate value of our assets exceeds applicable thresholds and the Units of record are held by 500 or more persons.  As a result of our obligations to register our securities with the SEC under the Exchange Act, we are subject to the requirements of the Exchange Act rules, including the filing of this Annual Report on Form 10-KSB.

Our general partner is AmREIT Monthly Income & Growth III Corporation, a Texas corporation and subsidiary of AmREIT, a Texas real estate investment trust listed on the American Stock Exchange (AMEX: AMY). We refer to AmREIT Monthly Income & Growth III Corporation as the General Partner. AmREIT and its predecessors have sponsored and advised 17 partnerships formed for the purpose of investing in properties during their 23 year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement, which we refer to as the Partnership Agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units.  Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of the properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under the Partnership Agreement. Our General Partner has invested $1,000 in us for its general partner interest and has invested $800,000 in us for Limited Partner Units. We refer to our General Partner and our Limited Partners collectively as the Partners.

Our Units were sold in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, and are not currently listed on a national exchange.  No public market currently exists for the Units.  The Units may not be sold or transferred unless we register the Units under applicable laws or if the sale qualifies for exemption from such laws.  We do not expect to register the Units; therefore, we do not anticipate that any public market for the Units will develop.

We directly own three properties and have investments in eight additional properties, all of which are located in Texas, are primarily multi-tenant retail properties and comprise in the aggregate approximately 1.5 million rentable square feet. As of December 31, 2007, these properties were 81% leased. We acquired all of these properties subsequent to our formation.

The following is a summary of the eleven properties in which we owned an interest as of December 31, 2007.

Property	Location	Square Footage	Percent Owned	Annualized Gross Base Rent(1)
Westside Plaza	Houston	43,021	100%	$979,000
The Market at Lake Houston(3)	Houston	101,799	60	1,535,000
5433 Westheimer(2)(4)	Houston	133,881	50	1,281,000
Olmos Creek	San Antonio	102,178	100	983,000
Lantern Lane	Houston	79,462	100	1,391,000
Casa Linda Plaza(2)(4)	Dallas	324,638	50	3,207,000
Preston Towne Crossing(2)(4)	Plano	169,844	20	3,031,000
Preston Park Gold(4)	Plano	101,096	20	955,000
Berkeley Square(2)(4)	Plano	124,987	20	1,916,000
Woodlake Square(4)	Houston	205,522	30	1,985,000
Westheimer Gessner(4)	Houston	82,120	30	627,000
Total		1,468,548		$17,890,000

__________
(1)
Annualized gross base rent represents base rents in place on leases with rent having commenced as of December 31, 2007 and does not reflect straight-line rent or other adjustments under generally accepted accounting principles.

(2)	Property is under redevelopment.

(3)	Property is 60% owned through a joint venture which is consolidated in our financial statements.

(4)	Property is owned through a joint venture that is not consolidated in our financial statements.

See “Item 2. Description of Property” for a more detailed description of our investments in properties.

Investment Objectives

Our investment objectives are:

•	to preserve and protect our Limited Partners’ capital contributions;

•	to provide cash distributions to our Partners through the operation of our properties; and

•	to realize appreciation in the value of our properties.

Investment Strategy

Equity Allocation

As of December 31, 2007, we have invested substantially all of the net proceeds of the Offering in real properties.  We have approximately $5.2 million in cash and cash equivalents that may be used for investment in new properties, capital expenditures on existing properties or for working capital.  We have invested approximately 40% to 50% of our capital in existing commercial shopping centers, primarily multi-tenant properties, mixed-use properties and, to a lesser degree, single-tenant properties. Approximately 50% to 60% of our capital is invested in the development and redevelopment of commercial shopping centers, consisting primarily of multi-tenant and mixed-use developments and, to a lesser degree, single-tenant developments. However, if our General Partner determines that the risk/return dynamic of the development investment activities or the acquisition of existing retail centers dramatically improves or declines, our capital will be reallocated accordingly.

Investments in Properties with Operating Histories

We have invested approximately 40% to 50% of our portfolio in existing shopping centers leased to high quality tenants, consisting primarily of multi-tenant centers, mixed-use properties and, on a selective basis, free standing single-tenant properties. These investments are primarily shopping centers that are grocery-anchored, strip center, mixed-use or lifestyle properties whose tenants consist of national, regional and local retailers. Our grocery-anchored shopping centers are anchored by an established grocery store operator in the region. Our other shopping centers are typically leased to national and regional tenants, as well as a mix of local and value retailers. Our lifestyle centers are typically anchored by a combination of national and regional tenants that provide customer traffic and tenant draw for specialty and restaurant tenants that support the local consumer. We also own shopping centers that are leased to national drug stores, national restaurant chains, national value-oriented retail stores and other regional and local retailers.

The majority of our properties have leases that are either leased or guaranteed by the lessee’s parent company, not just the operator of the individual location, and are in areas of substantial retail shopping traffic. Our strategy is to acquire properties that attract tenants that provide basic staples and convenience items to local customers. We believe that sales of these items are less sensitive to business cycle fluctuations than higher priced retail items.

Development and Redevelopment Properties

We have invested approximately 50% to 60% of our portfolio in development and redevelopment properties, either directly or indirectly through joint ventures. Of the eleven properties in which we currently own an interest, 5433 Westheimer, Casa Linda, Preston Towne Crossing and Berkeley Square are currently under redevelopment and we have plans to redevelop Woodlake Square and Westheimer Gessner. The amount of equity committed to development and redevelopment projects is generally 25% to 100% of the total cost of the project, with the remaining costs being funded through lines of credit, construction financing or other property level mortgage financing. We work closely with local development partners in these transactions throughout the development process.

5433 Westheimer is currently being redeveloped into a mixed-use property.  The new development will have a retail, office and hospitality component.  We may acquire additional properties that have mixed-use characteristics or we may redevelop some of our exiting properties to introduce mixed-use characteristics.  We anticipate that our future investments in mixed-use developments will have a retail component and may also include office, residential, entertainment and hospitality components. Our General Partner will analyze the market surrounding each mixed-use development to determine the optimal mix of retail to non-retail components. We will develop in locations that provide limited competition, quality location and strong market fundamentals. We intend to commence the leasing process before construction.

Our General Partner has hired a general contractor to provide construction and construction management services for each of our development and redevelopment projects. The general contractor is entitled to fees for providing these services, and these fees may be paid on a fixed price basis or a cost plus basis. AmREIT Construction Company, an affiliate of our General Partner, provides construction and construction management services for our redevelopment projects. We may or may not competitively bid the construction management services for projects for which AmREIT Construction Company is selected. Where AmREIT Construction Company is selected to provide construction and construction management services, such services are provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.

Each of our development and redevelopment projects has and will have a project manager assigned to ensure all necessary functions are performed. The project manager is responsible for coordinating all phases of the project, including the feasibility study of each project prior to the commencement of development and much of the pre-development work. Each development also has a construction manager who is responsible for coordinating all the outsourced trades including architectural, engineering, environmental and construction contractors. The construction manager will be an employee of AmREIT Construction Company in the event that it serves as the general contractor of a development project. The project and construction managers are jointly responsible for the preparation and adherence to the development budgets. Capital inflows and outflows are carefully tracked and compared against budgets. Actual cost versus budget reports are prepared on a monthly basis for review by various parties including the development team, management team and lenders. The project and construction managers work in unison to ensure each project is built within budget and on a timely basis.

We may employ our capital in at-risk situations to tie up developable land sites using, among other things, purchase agreements and options. Such commitments may not necessarily result in the eventual acquisition of a land site, as we may elect to forfeit funds after completing our due diligence.

Location of Properties

We seek investments in properties located throughout the United States, with a primary focus on markets with increasing population growth and urban density. As a result of our General Partner’s experience in developing, acquiring and managing retail real estate in metropolitan Texas markets, each of the eleven properties in which we currently own an interest is located in Texas. The economies of the Texas metropolitan markets where we own investments will have a significant impact on our cash flow and the value of our properties. Although a downturn in the economies of these metropolitan areas could adversely affect our business, general retail and grocery anchored shopping centers that provide necessity-type items tend to be less sensitive to macroeconomic downturns.

Although we intend to invest only in properties in the United States, we are not prohibited from making investments in foreign countries that meet our investment criteria.

Investment Decisions

Our General Partner uses commercially reasonable efforts to present to us suitable investments consistent with our investment objectives and policies. In pursuing our investment objectives and making investment decisions for us, our General Partner considers relevant real estate property and financial factors, including the location of the property, its suitability for any development contemplated or in progress, its income-producing capacity, prospects for long-range appreciation, liquidity and tax considerations. Moreover, to the extent feasible, our General Partner strives to select a diversified portfolio of properties in terms of geography, type of property and industry of the tenants, although the number and mix of properties acquired will largely depend upon real estate and market conditions and other circumstances existing at the time properties are acquired.

Prior to acquiring a property, our General Partner undertakes an extensive site review. Our General Partner typically undertakes a long-term viability and market value analysis, including an inspection of the property and surrounding area by an acquisition specialist and an assessment of market area demographics, consumer demand, traffic patterns, surrounding land use, accessibility, visibility, competition and parking. Our General Partner may also take additional actions to evaluate the property, including without limitation, the following:

•	obtain an independent appraisal of the property;

•	obtain an independent engineering report of the property’s mechanical, electrical and structural integrity;

•	conduct an investigation of title;

•	evaluate both the current and potential alternative uses of the property; and

•	obtain an independent Phase I environmental site assessment.

Our General Partner is not required to obtain an appraisal in connection with an acquisition, although it is anticipated that if third-party financing is being provided by a commercial lender, such lender will obtain an independent appraisal.

Real Estate Fundamentals

Our General Partner believes that sound real estate fundamentals will allow us to attract the best tenants and produce the best results for our real estate portfolio. Our General Partner believes that factors such as corner locations, high automobile traffic counts, high populations, high household incomes and limited opportunities for competition produce favorable conditions for the success of the tenant and the retail property. Corner locations traditionally offer favorable access because these locations can access traffic in all directions. High traffic passing a retail property provides maximum exposure for retail tenants. A high population base surrounding a retail property provides a large consumer base for a tenant’s business. Areas that have high household income have more disposable income that is affected less by economic cycles. Locations that have few opportunities for new retail properties offer a limited supply of space and thus have the best likelihood of growing rental rates. Although a shopping center seldom offers all of these factors, our General Partner will use these criteria to measure the quality and relative value of opportunities relative to others in evaluating each proposed real estate investment.

Our General Partner also believes that its ability to obtain locations near national commercial tenants such as Wal-Mart, Home Depot and Target, which are major traffic generators for other commercial tenants, should enable us to attract brand name, high quality tenants.

Tenant Quality and Monitoring

We seek to attract high quality tenants for our properties. A tenant will be considered “high quality” if at the time of acquisition, the tenant has a regional or national presence, operating history of 10 or more years and a net worth in excess of $50 million. When available, our General Partner will rely on national credit rating agencies such as Standard & Poor’s to assist in such determination. If public data is not available, our General Partner will rely on its experience, its own credit analysis and resources provided by its lenders to qualify a prospective tenant.

If a tenant has a public debt rating, we will seek tenants that have: a debt rating by Moody’s of Baa3 or better or a credit rating by Standard & Poor’s of BBB- or better; or a guaranty for its payments under the lease by a guarantor with a debt rating by Moody’s of Baa3 or a credit rating by Standard & Poor’s of BBB or better.

Moody’s ratings are opinions of future relative creditworthiness incorporating an evaluation of franchise value, financial statement analysis and management quality. The rating given to a debt obligation describes the level of risk associated with receiving full and timely payment of principal and interest on that specific debt obligation and how that risk compares with that of all other debt obligations. The rating therefore measures the ability of a company to generate cash in the future. Standard & Poor’s assigns a credit rating both to companies as a whole and to each issuance or class of a company’s debt. A Standard & Poor’s credit rating of BBB-, which is the lowest investment grade rating given by Standard & Poor’s, is assigned to companies or issuances that exhibit adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the company to meet its financial commitments.

Net Leases

We typically enter into net leases with our tenants. “Net leases” are leases that typically require that tenants pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple net, double net and bondable. Triple net and bondable leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. Double net leases typically require the landlord to be responsible for the roof and structure of the building while the tenant is responsible for all remaining expenses associated with the real estate. Since each lease is an individually negotiated contract between two or more parties, each contract will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property, and we will have limited ability to revise the terms of leases to those tenants.

Our leases have terms that vary. We have acquired and may in the future acquire properties under which the lease terms have partially run. We evaluate the lease term risk based on criteria such as whether the property is in an attractive location, difficult to replace or has other significant favorable real estate attributes. Our leases generally require our tenants to pay a predetermined annual base rent. Some of our leases contain provisions that increase the amount of base rent payable at points during the lease term and/or percentage rent that can be calculated by a number of factors. In addition, our leases generally require that each tenant pay the cost of the liability insurance covering the property or provide such coverage. The third-party liability coverage will insure, among others, us, our General Partner, and any entity formed by us to hold the property. Our leases generally require that each tenant obtain, at its own expense, property insurance naming the above parties as an insured party for fire and other casualty losses in an amount that generally equals the full replacement value of such property. Our tenants are generally required to obtain our General Partner’s approval of all such insurance.

In general, our leases may not be assigned or subleased without our General Partner’s prior written consent. The original tenant generally remains fully liable under the lease unless our General Partner expressly releases that tenant.

Ownership Structure

For our investors where we are the sole owner, we generally acquire, directly or indirectly, fee simple interests in the property. We may also acquire leasehold interests in real property subject to long-term ground leases. Our General Partner and its affiliates may purchase future investments in their own names or in entities that they control, assume loans in connection with the purchase of properties and temporarily hold title to properties for the purpose of facilitating the acquisition of properties by us.

For our future investments in development properties, we may enter into arrangements with the seller or developer, provided that the property is pre-leased to a high quality tenant. In these cases, we will be obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications and costs approved in advance by our General Partner. We will receive a certificate of an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, our General Partner expects to pay a negotiated maximum amount upon completion.

We may enter into sale and leaseback transactions, under which we will purchase a property and lease the property back to the seller.

Joint Ventures

We currently own interests in eight properties through joint ventures with affiliates of our General Partner and non-affiliates. The joint ventures are structured as limited partnerships or limited liability companies in which we own interests. Each of these limited partnerships or limited liability companies directly owns one or more of the eight underlying properties. Each general partner or managing member is responsible for establishing policies and operating procedures with respect to the business and affairs of the underlying property. However, we and each of our joint venture partners must approve all significant decisions involving the properties.

We may invest in additional properties through joint ventures with third-party developers and real estate investors, including our General Partner, its affiliates and entities owned or managed by its affiliates. Such joint ventures may include investments in limited liability companies or other co-ownership arrangements whose purpose is the acquisition or improvement of the properties. Our General Partner and its affiliates may provide services to the joint venture, including, but not limited to, acquisition, development, management, leasing and/or real estate disposition services. Our current joint venture investments contain, and we will not enter in future joint venture investments unless they contain, the following features:

•	our right either to approve significant decisions of the joint venture or to control operations of the joint venture, subject to the right of the joint venture partner to approve sales or refinancing;

•
the total compensation paid by us and the joint venture to our General Partner and its affiliates in connection with a joint venture will not exceed the compensation which would be permissible under the Partnership Agreement if we owned 100% of the joint venture;

•
no duplication of joint venture costs and expenses and our costs and expenses relating to the joint venture business, including organization and syndication expenses, acquisition and development costs; and

•
any purchase, sale or financing transactions between the joint venture partner and our General Partner or its affiliates must be on terms which are commercially reasonable and comparable to those relating to transactions between unrelated parties.

Our investments in Casa Linda Plaza, The Market at Lake Houston, Woodlake Square and Westheimer Gessner were made through joint ventures with affiliates of our General Partner. For any future investment with our General Partner, its affiliate, or an entity owned or managed by an affiliate, our General Partner or the managing member, largest shareholder, general partner or other controlling or majority owner of the affiliate or such other entity may contribute capital to the joint venture on the same terms and conditions as us. Allocable profits in a joint venture will be calculated based on the sum of net sale proceeds from the sale of a property (after repayment of debt) plus reserves less capital contributions of each joint venture partner plus actual origination and carrying costs of the additional financing incurred in connection with such property. Distributions will be pro rata to the joint venture partners based on their aggregate capital contributions.

Our General Partner or its affiliate may form another partnership or other investment vehicle with essentially the same investment objectives as us and such entity may acquire properties through a joint venture. Such other entities may have as investors controlling persons or other former and current investors in programs sponsored by affiliates. The terms and conditions upon which persons become investors in such other entities may differ from our terms and conditions.

Disposition Policies

Operating Period

During our operating period, our General Partner intends to hold our properties until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. We have not yet sold any of our properties. We anticipate that we will hold 50% of our properties as income-producing assets during our entire operating period. We intend to sell the other 50% of our properties during favorable market conditions and we will then reinvest the net proceeds in additional properties. When deciding whether to sell properties during our operating period, our General Partner will consider factors such as potential capital appreciation, cash flow, the availability of other attractive investment opportunities and federal income tax considerations.

If we sell properties during our operating period, our General Partner anticipates reinvesting the net sales proceeds generated from the sales. In making the determination of whether to reinvest the net proceeds from a particular sale, our General Partner will determine whether we have adequate cash flow and reserves to pay our Limited Partners regular distributions and the special year-end tax distribution.

Liquidation Period

Our General Partner will in good faith actively market for sale all of our properties and commence an orderly liquidation on or before October 31, 2012. If our General Partner does not take all commercially reasonable efforts to diligently pursue the portfolio sale and liquidation as described above, our General Partner shall forfeit its $800,000 investment in our Units. Once our General Partner has marketed for sale our properties, it may take months or years for our General Partner to sell all of our properties and wind up our operations.

AmREIT’s Rights of First Offer

We have granted AmREIT a limited right of first offer to purchase our wholly-owned properties that our General Partner determines are in our best interests to sell. For properties we own through a joint venture, we will grant AmREIT this right of first offer, subject to the approval of our joint venture partners.  When our General Partner determines that one of our properties should be sold, our General Partner will notify AmREIT and AmREIT will then have 15 days to determine whether to provide us with a binding offer to purchase the property at fair market value. Within three days after receiving AmREIT’s offer to purchase the property, each of our General Partner and AmREIT shall appoint an independent appraiser with at least five years commercial real estate appraisal experience in the market where the property is located and who is a member of the Appraisal Institute (MAI designation) to conduct an appraisal of the property within 30 days from the date of our General Partner’s receipt of AmREIT’s purchase offer. The mean of the two appraisals shall be deemed the fair market value of the property. However, if the lower appraised value is more than five percent lower than the higher appraised value, the existing appraisers shall appoint a third independent appraiser with at least five years commercial real estate appraisal experience in the market where the property is located and who is a member of the Appraisal Institute (MAI designation). The third appraiser shall complete its appraisal of the property within 30 days after its selection. Upon completion of the third appraisal, the three appraisals will be considered together. Any appraisal which is more than five percent lower or higher than the median appraisal shall be disregarded. If only one appraisal is disregarded, the mean of the two remaining appraisals shall be the fair market value. If the low appraisal and the high appraisal are disregarded as stated above, the median appraisal shall be the fair market value. After the fair market value has been determined, AmREIT will be required to purchase the property for cash in the amount of the fair market value as determined above within 10 days after such board approval.

If AmREIT does not timely provide us with a binding offer to purchase a property or fails to timely purchase any property pursuant to a purchase offer, our General Partner may market and sell the property to third parties for a period of 180 days following the expiration of AmREIT’s 15 day right of first offer period. At the expiration of this 180 day period, our General Partner will either cease marketing the property for resale, or, if it determines to continue to market the property for resale, provide AmREIT another right to offer to purchase the property at the then-current fair market value determined in the manner described above by a new appraisal process.

If we receive an unsolicited offer from a third party to purchase one or more of our properties, our General Partner will determine whether the sale is in our best interest. If our General Partner determines that it is desirable to pursue the potential sale, it will present AmREIT with a copy of the third-party offer and provide AmREIT with 15 days to determine whether to provide us with a binding offer to purchase the property on substantially the same terms and at the same price set forth in the third-party offer. If AmREIT submits to our General Partner such a binding purchase offer, then AmREIT will be required to purchase the property within 10 days. If AmREIT does not exercise its right to submit a purchase offer or fails to timely close the purchase of the property, we may proceed with the sale of the property to the third party in accordance with the terms of the initial offer.

We anticipate that AmREIT will only exercise its right of first offer described above with respect to a property that it deems to be an “Irreplaceable Corner” at the time that it is offered the opportunity to purchase the property. Because we intend to invest in properties, including development and redevelopment properties, that AmREIT does not consider to be an “Irreplaceable Corner” at the time of our investment, we anticipate that AmREIT will decline to exercise its right of first offer with respect to a substantial portion of our properties.

Leverage

We have leveraged and intend to leverage our investments in properties with operating histories using traditional, commercial real estate lending sources, as underwritten by our General Partner and the lender. We have not leveraged and do not intend to leverage equity contributed to joint venture developments, anticipating that local developers will employ construction financing consistent with that of traditional real estate projects and underwritten by the development partner, our General Partner and the lender.

We generally finance the acquisition of properties pursuant to new financing or assumption of existing indebtedness. We may refinance one of our properties after it has increased in value or when more favorable terms are available, thereby allowing us to retain such property and at the same time, generate distributions to our Partners, enable us to engage in renovation or remodeling activities, or make further acquisitions. We may incur debt for expenditures related to our properties, including expenses to facilitate the sale or pay of capital expenditures. We may not incur indebtedness (or any refinancing thereof) to acquire or improve properties in an amount greater than 75% of our cash and cash equivalents plus the market value of our portfolio based on a cap rate approach applied to the net operating income of the property, with a target of 60% of the value of our assets.

We may borrow money from AmREIT or its affiliates if our General Partner, in the exercise of its fiduciary duties, determines that the transaction is on terms that are fair and reasonable and no less favorable to us than comparable loans between unaffiliated parties.

Other Investments

We currently own interests in eight properties through joint ventures. We may invest in other ownership interests in entities that own real estate, including in connection with joint ventures. We make these investments when our General Partner considers it more efficient to acquire an entity owning such real property rather than to acquire the properties directly.

Our General Partner invests our reserves and other available funds not committed to investments in properties in United States government securities and money market instrument funds.

Conflicts of Interest

Our General Partner is subject to various conflicts of interest arising out of its relationship with us, the Limited Partners and AmREIT. Our General Partner and its affiliates have and will continue to try to balance our interests with their duties to other AmREIT-sponsored programs. However, to the extent that our General Partner or its affiliates take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our Limited Partners. Some of these conflicts are described below.

Limited Financial Resources

Our General Partner has no assets other than its general partner interest in us and its investment in our Units. In the event we have substantial capital needs, our General Partner will not have sufficient financial resources to satisfy these needs. In addition, AmREIT, the parent of our General Partner, has substantial financial obligations related to its properties and its interest in other programs and may not be able to provide us financial assistance in the event we have capital needs.

Interests in Other Real Estate Programs

AmREIT sponsors and manages real estate programs and ventures and intends to sponsor and manage more programs and ventures in the future. The only existing entities that our General Partner’s management also manages which have similar investment objectives and may compete with us are AmREIT Income & Growth Fund, Ltd., AmREIT Monthly Income & Growth Fund, Ltd., AmREIT Monthly Income and Growth Fund II, Ltd., AmREIT Monthly Income and Growth Fund IV, L.P., REITPlus, Inc. and AmREIT. In addition to identifying, originating and effecting property acquisitions and development projects for us, our General Partner’s management and its affiliates will continue to acquire and develop real estate for the account of other affiliated and unaffiliated investors. Conflicts of interest of our General Partner’s management may arise in its allocating opportunities between us and other programs, particularly where our General Partner’s profit or loss interest in such other investment is different than our General Partner’s interest in the Partnership.

Conflicts of interest may also arise in connection with our General Partner’s responsibilities to us and the responsibilities of its affiliates to other entities. For example, conflicts of interest could arise in management’s allocation of its time and access to resources, such as financing, goods, material or labor, or in connection with its access to the leasing or resale markets, particularly during times these resources are scarce or in short supply. Conflicts could also result in the selection and marketing of projects if shortages of properties, materials or labor are insufficient causing market demands to require our General Partner’s management to allocate project opportunities between us and its affiliates.

Because the management of our General Partner manages other investment funds and entities with similar investment strategies, including AmREIT, competition for properties will create a conflict of interest. Management expects to manage this conflict by providing a pipeline of real estate projects and opportunities to support all of its activities. All potential development and acquisition opportunities will initially be presented to AmREIT. If AmREIT elects not to make the investment, our General Partner’s management will determine which of the entities that it advises, including us would be most appropriate to make the proposed investment. To determine which entity should make the investment, management will first evaluate the investment objectives of each investment fund and determine if the opportunity is suitable for each fund. If the proposed investment is appropriate for more than one fund, management will then evaluate the portfolio of each fund, both in terms of geographic diversity and tenant concentration, to determine if the investment is most suitable to one fund. If the geographic diversity and tenant concentration analysis is not determinative, management will allocate the property to the fund with uncommitted funds available for the longest period of time. Our General Partner’s management may also allow multiple investment funds to enter into joint ventures for the purchase or acquisition of a property.

Competition for Management Services

Our General Partner’s management is engaged in substantial activities apart from our business, including their duties to AmREIT and other real estate programs sponsored by AmREIT. As such, they will devote only so much of their entire time to our affairs as is reasonably required in their judgment and they could have conflicts of interest in allocating their time between us and other entities. Our General Partner believes that it has sufficient staff to fully discharge its responsibilities to us.

Leasing Agents

Our General Partner retains the services of affiliated leasing agents to lease the properties in which we have invested. Because these leasing agents provide similar services to affiliates of our General Partner, including AmREIT, they face conflicts of interest if they are seeking to lease our properties and similar properties of its affiliates at the same time. In such an event, the affiliated leasing agent will seek to mitigate any potential conflict by presenting a potential tenant with all of the available properties, so that the potential tenant can select the property with the size, rent, location and other characteristics most suitable to its needs.

Properties

We rely on our General Partner and its affiliates in the selection, management and sale of the properties and do not have independent representation in this regard. Conflicts of interest could arise in connection with any interests affiliates of our General Partner may have in a particular property, including interests it may have as an affiliate of AmREIT in connection with any sale of a property to AmREIT, and those of the Limited Partners in operating the Partnership. See “Item 1. Description of Business – Risk Factors.”

Sale of Properties

Our General Partner actively manages our Actively Managed properties during the operating period. During the operating period, our General Partner will sell our properties from time to time to third-party real estate investors. Our General Partner may receive compensation in the form of a brokerage commission for the work performed in the sale of the properties. Because there is potential for our General Partner to earn a brokerage commission on each property sale, there is a conflict of interest in that our General Partner may sell a property simply to earn a brokerage commission, even if it is not in our best interest or the best interest of the Limited Partners.

No Arm’s-Length Agreements

The compensation payable to our General Partner and its affiliates has not been determined by arm’s-length negotiations. Also, a significant portion of this compensation is payable irrespective of the quality of the services provided or our success or profitability. There is no assurance that the amounts or terms of such compensation will not exceed that which would be paid to unrelated persons under similar circumstances in arm’s-length transactions.

AmREIT’s Interests in Other Programs

AmREIT, our General Partner’s parent, engages for the account of others in other business ventures involving real estate development and investment. Moreover, AmREIT or its affiliates, including our General Partner, may in the future serve as management for the general partner of other companies or ventures, and acquire, develop and operate real estate related activities in the same areas as ours for their own account. Neither we nor any Limited Partner will be entitled to any interest in such other ventures.

Transactions with Affiliates

We have granted AmREIT a limited right of first offer to purchase our properties that our General Partner determines are in our best interests to sell. If AmREIT elects to purchase one of our properties, the purchase price will be at fair market value, which will be determined by one or more independent appraisers. AmREIT also has the right to match unsolicited offers we receive from third parties for our properties. See “Description of Business — Disposition Policies — AmREIT’s Rights of First Offer” above for a more detailed description of AmREIT’s rights. As a result of the inherent conflict in such a sale, we will only sell a property to AmREIT if they agree to pay the market value or the amount of a bona fide final third-party offer for that property. In addition, we may borrow money from AmREIT or its affiliates. Although our General Partner will only approve an affiliated borrowing transaction if, in the exercise of its fiduciary duties, it determines that the terms are fair and reasonable and no less favorable to us than comparable loans between unaffiliated third parties, our General Partner could face conflicts of interest in connection with such a transaction that may not be resolved in the best interests of the Limited Partners.

See “Item 12. Certain Relationships and Related Transactions, and Director Independence” for a description of the fees and expenses we pay our General Partner and its affiliates.

Affiliated Property Manager and Construction Manager

AmREIT Realty Investment Corporation, or ARIC, an affiliate of our General Partner, performs property management services for all of the properties in which we have an interest, other than 5433 Westheimer, and may provide property management services for properties in which we acquire an interest in the future.  ARIC is a wholly-owned subsidiary of AmREIT and the officers of our General Partner are also officers of ARIC. As a result, we might not always have the benefit of independent property management to the same extent as if our General Partner and the property manager were unaffiliated. In addition, given that ARIC is an affiliate of our General Partner, any agreements with ARIC are not negotiated at arm’s-length, as they would between unrelated parties.

AmREIT Construction Company, an affiliate of our General Partner, provides, and may in the future provide, construction and construction management services for certain of our development and redevelopment projects. AmREIT Construction Company completed our Westside Plaza redevelopment project in 2007 and is under contract to provide construction management services for the redevelopments of Casa Linda, Preston Towne Crossing, and Berkeley Square. As a result, we do not have the benefit of independent construction management to the same extent as if AmREIT Construction Company was unaffiliated. Since AmREIT Construction Company is an affiliate of our General Partner, we do not have the benefit of arm’s-length negotiation of any contracts we enter into with AmREIT Construction Company that would apply between unrelated parties.

Lack of Separate Representation

Our legal counsel acts and may in the future act as counsel to us, our General Partner, AmREIT and certain of our respective affiliates. There is a possibility that in the future, the interests of the various parties may become adverse, and under the Code of Professional Responsibility of the legal profession, our counsel may be precluded from representing any one or all of such parties. In the event that a dispute were to arise between us, our General Partner, AmREIT or any of our respective affiliates, separate counsel for such matters will be retained as and when appropriate.

Tax Matters Partner

In the event of an audit of our federal income tax returns by the IRS, it is possible that the interests of our General Partner in such an audit could become inconsistent with or adverse to the interests of the Limited Partners. Our expenses in contesting any such audit may reduce the amount of cash available for distribution. Further, our General Partner, who is primarily responsible for contesting federal income tax adjustments proposed by the IRS, may be subject to various conflicts of interest in connection with the negotiation and settlement of issues raised by the IRS in a federal income tax audit.

Employees

We have no employees. Our affairs are managed by our General Partner and our General Partner and its affiliates provide services to us related to acquisitions, property management, accounting, investor relations and other administrative services. We are dependent upon our General Partner and its affiliates for these services.

Insurance

We believe that our properties are adequately insured.

Competition

As we purchase properties for our portfolio, we are in competition with other potential buyers, including our affiliates, for the same properties. As a result, we may either have to pay more to purchase the property than we would if there were no other potential acquirers or locate another property that meets our investment criteria. Although our property portfolio is currently 81% leased and we have acquired, and intend to continue to acquire, properties subject to existing leases, the leasing of real estate is highly competitive, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for their properties.

Concentration of Credit Risk

As of December 31, 2007, we had $4.2 million invested in a government security money market account. Such amounts are readily convertible into cash for use in our operations.

We have geographic concentration in our property holdings. In particular, as of December 31, 2007, all of our properties were located in Texas. We have tenant concentration in our properties. Rental income generated from H-E-B Grocery and Designer Shoe Warehouse represented 29% and 11% of our 2007 rental income, respectively.

RISK FACTORS

Risks Related to an Investment in AmREIT Monthly Income & Growth Fund III, Ltd.

There is no public market for our Units; therefore, it is difficult for a Limited Partner to sell his or her Units.

There currently is no public market for our Units and we have no obligation or current plans to apply for listing on any public securities market. A Limited Partner may not sell, assign or otherwise transfer his or her Units without the prior written consent of our General Partner, which may be withheld for any reason or no reason. In addition, our Partnership Agreement restricts our Partners’ ability to participate in a public securities market or anything substantially equivalent to one by providing that any transfer which may cause us to be classified as a “publicly traded partnership” as defined in Section 7704 of the Internal Revenue Code, or the Code, shall be deemed void and shall not be recognized.

We presently intend to effect a liquidity event within six years from the date we closed the Offering and commenced formal operations; however, there can be no assurance that we will effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our Limited Partners to obtain liquidity for their investment.

Under our Partnership Agreement, our General Partner is required to use commercially reasonable efforts to cause all property owned by us to be listed for sale on or before October 31, 2012, which is the sixth year anniversary of the date we closed the Offering and commenced formal operations. If, by such date, our General Partner has not taken such action or is not diligently pursuing such action, our General Partner shall forfeit its $800,000 investment in our Units. If we do not effect a liquidity event, it will be very difficult for our Limited Partners to have liquidity for their investment in our Units other than limited liquidity through the sale or transfer of their Units with the prior written consent of our General Partner.

If our investments do not perform as we expect, then we may not be able to achieve our investment objectives or pay distributions to our Partners.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our investments. Except for certain matters regarding the basic structure of the Partnership, all management decisions are made solely by our General Partner. Our Limited Partners must rely entirely on the management ability of our General Partner, which ability may be affected by the past experience of its management and our General Partner’s present and future financial condition, among other factors. Our General Partner may not have been or may not be successful in obtaining suitable investments on financially attractive terms so that our objectives will be achieved by these investments.

Our properties face significant competition.

We face significant competition from other owners, operators and developers of retail properties. All or substantially all of our properties face competition from similar properties in the same markets. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may cause their owners to rent space at lower rental rates than those charged by us or to provide greater tenant improvement allowances or other leasing concessions. This combination of circumstances could adversely affect our results of operations, liquidity and financial condition, which could reduce distributions to our Partners.

There may be significant fluctuations in our quarterly results.

Our quarterly operating results fluctuate based on a number of factors, including, among others, interest rate changes; the volume and timing of our property acquisitions; the amount and timing of income generated by our real estate investments; the recognitions of gains or losses on property sales; the level of competition in our market; and general economic conditions, especially those affecting the retail industries. As a result of these factors, results for any quarter should not be relied upon as being indicative of performance in future quarters.

The economic performance and value of our properties depend on many factors, each of which could have an adverse impact on our cash flows and operating results.

The economic performance and the value of our properties depends on many factors, including, among others, the following:

•	changes in the national, regional and local economic climate;

•	local conditions such as an oversupply of space or a reduction in demand for retail real estate in the area;

•	the attractiveness of the properties to tenants;

•	competition from other available space;

•	our ability to provide adequate management services and to maintain our properties;

•	increased operating costs, if these costs cannot be passed through to tenants; and

•	the expense of periodically renovating, repairing and releasing spaces.

Our properties consist primarily of multi-tenant retail centers and our performance is linked to general economic conditions in the market for retail space. The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies where our properties are located, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through catalogues and the Internet. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, we may face challenges in the management and maintenance of the properties or encounter increased operating costs, such as real estate taxes, insurance and utilities, which may make our properties unattractive to tenants.

Our dependence on rental income may adversely affect our ability to meet our debt obligations and make distributions to our Partners.

A significant percentage of our income is derived from rental income from our portfolio of properties. As a result, our performance depends on our ability to collect rent from tenants. Our income and our ability to make distributions would be negatively affected if a significant number of our tenants, or any of our major tenants:

•	delay lease commencements;

•	decline to extend or renew leases upon expiration;

•	fail to make rental payments when due; or

•	close stores or declare bankruptcy.

Any of these actions could result in the termination of the tenants’ leases and the loss of rental income attributable to the terminated leases. Lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could also result in lease terminations or reductions in rent by other tenants in the same shopping center under the terms of some leases. In addition, we cannot be sure that any tenant whose lease expires will renew that lease or that we will be able to re-lease space on economically advantageous terms. The loss of rental revenues from a number of our tenants and our inability to replace such tenants may adversely affect our profitability and our ability to meet debt and other financial obligations and make distributions to our Partners.

Risks Related to Our Relationship to AmREIT and its Affiliates

We depend on our General Partner and key personnel of AmREIT.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of our General Partner in the acquisition and sale of real properties, the management of our portfolio, the selection of tenants for our properties and the determination of any financing arrangements. If our General Partner’s management is distracted by intense activity of affiliated programs unrelated to us, our General Partner may be unable to allocate time and resources to our operations. If our General Partner is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our Partners. In addition, because our General Partner does not have any employees or financial resources of its own, our success is dependent upon the continued contributions of certain of the key personnel of AmREIT, our General Partner’s parent company, each of whom would be difficult to replace.

If AmREIT loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions to our Partners and the value of our Limited Partners’ investment.

Our success depends to a significant degree upon the contributions of certain of our General Partner’s executive officers and other key personnel of AmREIT, our General Partner’s parent, including, among others, H. Kerr Taylor, Chad C. Braun and Brett Treadwell, each of whom would be difficult to replace. We cannot guarantee that all, or any particular one of these individuals, will remain affiliated with us. We believe that our future success depends, in large part, upon AmREIT’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and our General Partner may not be successful in attracting and retaining such skilled personnel. If AmREIT loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our Limited Partners’ investment may decline.

We compete with other AmREIT affiliated entities for opportunities to acquire or sell certain real properties, which could adversely affect our investment opportunities.

We compete with other AmREIT affiliated entities for opportunities to acquire or sell certain types of real properties. AmREIT, REITPlus, Inc. and another AmREIT sponsored program, AmREIT Monthly Income & Growth Fund IV, L.P., or MIG IV, are actively seeking investments substantially similar to those we seek to acquire. All potential development and acquisition opportunities are first presented to AmREIT. Only if AmREIT elects not to make a development project investment does its management determine which of the other AmREIT sponsored programs, including us, would be most appropriate to make the proposed investment. There is a risk that our General Partner will select for us a property investment that provides lower returns to us than a property purchased by another AmREIT sponsored program, and we may not have the opportunity to invest in certain investment opportunities that fit our investment strategy.

In addition, we may sell or seek tenants for our properties at the same time as AmREIT and other AmREIT sponsored programs are selling and seeking tenants for properties. Certain of our affiliates, including AmREIT, own and manage properties in the same geographical areas in which we own properties. Therefore, our properties may compete for tenants with other properties owned and managed by other AmREIT affiliated entities. Our General Partner faces conflicts of interest when evaluating tenant leasing opportunities for our properties and real properties owned and managed by AmREIT affiliated entities and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

When we determine to sell one of our properties, AmREIT has a right of first offer to acquire such property at market value, which may limit the amount of proceeds we would otherwise receive upon the sale of such property.

When we determine to sell one of our properties, our General Partner is required to provide AmREIT with notice and 15 days to provide us with a binding offer to purchase the property. If AmREIT elects to purchase one of our properties, the purchase price will be at fair market value, which will be determined by one or more independent appraisers. Because a property purchased by AmREIT pursuant to its right of first offer will never be marketed for sale to third parties, it is possible that the appraised market value of the property paid by AmREIT would be less than the price of the property we could receive from an unaffiliated third party, thereby reducing the return on our investments.

Our General Partner faces conflicts of interest in the incentive fee structure under the Partnership Agreement, which could result in actions that are not in the long-term best interests of our Limited Partners.

Under our Partnership Agreement, our General Partner is entitled to fees that are structured in a manner intended to provide incentives to our General Partner to perform in our best interests and in the best interests of our Limited Partners. However, because our General Partner is entitled to receive substantial compensation regardless of our performance, our General Partner’s interests are not wholly aligned with those of our Limited Partners. In that regard, our General Partner could be motivated to recommend riskier or additional speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our General Partner to fees. In addition, our General Partner’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our General Partner recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our General Partner to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Risks Related to Our Corporate Structure

Our Limited Partners have limited control over changes in our policies and operations.

Our General Partner determines our major policies, including our policies regarding our investment objectives, acquisitions, dispositions, financing, growth, debt capitalization and distributions. Our General Partner may amend or revise these and other policies without a vote of the Limited Partners. Our General Partner’s broad discretion in setting policies and our Limited Partners’ inability to exert control over those policies increases the uncertainty and risks a Limited Partner has with an investment in us.

We may not have sufficient cash available from operations to pay distributions, and, therefore, distributions may include a return of capital.

Distributions payable to our Partners may include a return of capital, rather than a return on capital. The actual amount and timing of distributions are determined by our General Partner in its discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. During the early stages of our operations, we may not have sufficient cash available from operations to pay distributions. Therefore, we may need to use proceeds from the Offering to make cash distributions, which may reduce the amount of proceeds available for investment and operations.

Our Limited Partners’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered as an investment company under the Investment Company Act of 1940, as amended. If for any reason we were required to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to maintain our exemption from regulation as an investment company under the Investment Company Act, we engage primarily in the business of investing in interests in real estate and have invested a significant portion of the proceeds of our Offering in properties within one year after the Offering ended. We have invested the uninvested proceeds of our Offering in government securities with low returns to avoid being required to register as an investment company under the Investment Company Act.

To maintain compliance with the Investment Company Act exemption, our General Partner may be required to impose limitations on our investment activities. In particular, our General Partner may limit the percentage of our assets that fall into certain categories specified in the Investment Company Act, which could result in us holding assets we otherwise might desire to sell and selling assets we otherwise might wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or be forced to forgo investment opportunities that we would otherwise want to acquire and that could be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Related to Investments in Properties

Our future operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We are subject to risks generally attributable to the ownership of property, including:

•	changes in national, regional or local economic, demographic, or real estate market conditions;

•	changes in supply of or demand for similar properties in an area;

•	increased competition for property investments targeted by our investment strategy;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	changes in interest rates and availability of financing; and

•	changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws.

All of these factors are beyond our control. Any negative changes in these factors could affect our ability to meet our obligations and make distributions.

A property that incurs a vacancy could be difficult to sell or re-lease.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. In addition, certain of the properties we acquire may have some level of vacancy at the time of closing. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in lower cash distributions. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the leases of such property.

We may not have funding for future tenant improvements.

When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our properties, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. Substantially all of the net proceeds from the Offering will be invested in properties and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and tenant refurbishments in order to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, and it may be more difficult for us to attract or retain tenants to such properties or the amount of rent we can charge at such properties may decrease. We cannot provide assurance that we will have any sources of funding available to us for repair or reconstruction of damaged property in the future.

Our investments in development and redevelopment properties are subject to certain risks which could harm our operating results and reduce the amount of funds available for distribution.

As a component of our strategy for realizing growth in the value of our investments, we seek to develop new properties and redevelop existing properties. As we develop and redevelop properties, such properties will be subject to a number of risks, including, but not limited to:

•	the inability to obtain or delays in obtaining required zoning, occupancy and other governmental approvals;

•	a lack of operating and rental history;

•	inability to reach projected occupancy and rental rates;

•	higher than estimated construction costs and cost overruns; and

•	inability to obtain financing or to obtain financing on terms favorable to us.

Our properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our properties are subject to real and personal property taxes that may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Certain of our leases provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the property and the property may be subject to a tax sale. In addition, we are generally responsible for real property taxes related to any vacant space.

Uninsured losses or premiums for insurance coverage relating to property may adversely affect Limited Partners’ returns.

We attempt to adequately insure all of our properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot provide assurance that funding will be available to us for repair or reconstruction of damaged property in the future.

We compete with numerous other parties or entities for property investments and tenants.

We compete with numerous other entities, including our affiliates, to buy properties and to attract tenants. Some of these entities have greater experience and financial strength. There is no assurance that we will be able to acquire additional properties or attract additional tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. All of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions.

Delays in the acquisition, development and redevelopment of properties may have adverse effects on our Limited Partners’ investment.

Delays we encounter in the selection, acquisition, development and redevelopment of properties could adversely affect the returns of our Limited Partners. If we acquire properties during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our Limited Partners could suffer delays in the distribution of income attributable to those particular properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to pay to acquire property will be based on our projections of rental income and expenses and estimates of the fair market value of property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

The terms of joint venture agreements or other joint ownership arrangements into which we have entered or may enter could impair our operating flexibility and our results of operations.

In connection with the purchase of real estate, we may enter into joint ventures with third parties, including affiliates of AmREIT. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. To date, we have entered into eight joint venture arrangements. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint venture partners may have rights to take some actions over which we have no control and may take actions contrary to our interests. Joint ownership of an investment in real estate involves risks not associated with direct ownership of real estate, including the following:

•
a venture partner may at any time have economic or other business interests or goals which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in a joint venture or the timing of the termination and liquidation of the venture;

•	a venture partner might become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture; and

•	actions taken by a venture partner might have the result of subjecting the property to liabilities in excess of those contemplated.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might adversely affect the joint venture and decrease potential returns to our Partners. If we have a right of first refusal or buy/sell right to buy out a venture partner, we may be unable to finance such a buy-out or we may be forced to exercise those rights at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to purchase an interest of a venture partner subject to the buy/sell right, in which case we may be forced to sell our interest when we would otherwise prefer to retain our interest. In addition, we may not be able to sell our interest in a joint venture on a timely basis or on acceptable terms if we desire to exit the venture for any reason, particularly if our interest is subject to a right of first refusal of our venture partner.

Costs of complying with governmental laws and regulations may adversely affect our income and the cash available for distribution.

All property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our properties, we may be exposed to such costs in connection with these regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our Partners.

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.

Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15.0% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our Partners. In the event of a bankruptcy, we cannot provide assurance that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to our Partners may be adversely affected.

Risks Associated with Retail Properties

Our properties primarily consist of retail properties. Our performance, therefore, is linked to the market for retail space generally.

The market for retail space has been and could be adversely affected by weaknesses in the national regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Because our properties primarily consist of retail tenants, a downturn in the market for retail space generally may hurt our performance.

In addition, some of our leases provide for base rent plus contractual base rent increases. Other leases include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases which contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which we may derive from percentage rent leases could decline upon a general economic downturn.

Our retail tenants will face competition from numerous retail channels, which may reduce our profitability and ability to pay distributions.

Retailers at our properties face continued competition from, discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks, and shopping via the Internet. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

Our future revenue will be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns on our Limited Partners’ investment.

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant’s lease is terminated. We may own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These “co-tenancy” provisions may also exist in some leases where we own a portion of a retail property and one or more of the anchor tenants leases space in that portion of the center not owned or controlled by us. If such tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases with us or seek a rent reduction from us. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center. In the event that we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.

Risks Associated with Debt Financing

We incur mortgage indebtedness and other borrowings, which increases our business risks, potentially hinders our ability to make distributions and potentially decreases the value of our Limited Partners’ investment.

We generally finance a portion of the purchase price of properties by borrowing funds. High debt levels cause us to incur higher interest charges, which results in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to Limited Partners may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our Limited Partners’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our Partners will be adversely affected.

Higher mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our Partners.

If mortgage debt is unavailable at reasonable rates in the future, we may not be able to finance the initial purchase of properties on terms we deem reasonable. In addition, when we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our Partners and may hinder our ability to raise additional capital by issuing securities or by borrowing additional money.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our Partners.

Interest we pay on our debt obligations reduces cash available for distributions. Variable rate debt causes increases in interest rates to increase our interest costs, which would reduce our cash flows and our ability to make distributions to our Partners. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our Partners.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. In addition, loan documents may limit our ability to terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

Federal Income Tax Risks

Failure to qualify as a partnership would eliminate the anticipated tax benefits associated with an investment in us.

We are organized and operated in a manner to maintain our status as a partnership for federal income tax purposes. We have not sought, will not seek and probably could not obtain, an advance ruling from the Internal Revenue Service, or IRS, as to our status as a partnership for federal income tax purposes. If the IRS were to successfully challenge our status as a partnership, we would be taxable as a corporation. In such event, this would substantially reduce our cash available to make distributions to the Partners.

The IRS could challenge our and our Limited Partners’ ability to realize certain favorable tax treatment.

We have not requested, and do not expect to request, a ruling from the IRS with respect to any tax aspect of an investment in us. The IRS could challenge the Limited Partners’ ability to realize certain favorable tax treatment upon an audit of us. Any adjustment resulting from an audit by the IRS could result in adjustments to the Limited Partners’ tax returns and could lead to an examination of other items in such returns unrelated to us or an examination of prior tax returns. Moreover, the Limited Partners could incur substantial legal and accounting costs should the IRS challenge a position taken by us on our tax returns regardless of the outcome of such a challenge.

Additionally, the IRS may contend that certain fees and payments which we deduct should in fact be deductible over a longer period of time, or that such payments are excessive and may not be deducted. Moreover, the IRS may contend that such payments should be treated as non-deductible partnership distributions or syndication fees. If the IRS was successful in any of these contentions, our forecasted taxable income and our federal income tax liability could be increased.

ITEM 2.	DESCRIPTION OF PROPERTY

Overview

During the period from April 19, 2005 (inception) to December 31, 2007, we acquired interests in eleven properties.  We directly own three properties and have investments in eight properties through joint venture arrangements.  We have included a description of the types of real estate in which we have invested and will invest, and a summary of our investment policies and limitations on investment and the competitive conditions in which we operate under “Item 1.  Description of Business” above.  We believe our properties are suitable for their intended use and are adequately insured.

As of December 31, 2007, we owned interests in the following properties, all of which are located in Texas:

Property	Location	Square Footage	Percentage Leased	Annualized Gross Base Rent(1)	Percentage of Total Annualized Gross Base Rent
Westside Plaza	Houston	43,021	92%	$979,000	5%
Market at Lake Houston(2)	Houston	101,799	100	1,535,000	9
5433 Westheimer(3)	Houston	133,881	61	1,281,000	7
Olmos Creek	San Antonio	102,178	84	983,000	5
Lantern Lane	Houston	79,462	91	1,391,000	8
Casa Linda Plaza(3)	Dallas	324,638	82	3,207,000	18
Preston Towne Crossing(3)	Plano	169,844	96	3,031,000	17
Preston Park Gold(3)	Plano	101,096	77	955,000	5
Berkeley Square(3)	Plano	124,987	90	1,916,000	11
Woodlake Square(3)	Houston	205,522	73	1,985,000	11
Westheimer Gessner(3)	Houston	82,120	50	627,000	4
Total		1,468,548		$17,890,000	100%
________
(1)
Annualized gross base rent represents base rents in place on leases with rent having commenced as of December 31, 2007 and does not reflect straight-line rent or other adjustments under generally accepted accounting principles.

(2)	Property is 60% owned through a joint venture which is consolidated in our financial statements.

(3)	Property is owned through a joint venture that is not consolidated in our financial statements.

Description of Our Real Estate Investments

Westside Plaza

On September 30, 2005, we purchased a 100% interest in the Westside Plaza property, a 43,021 square foot retail shopping center located in Houston, Texas. The property was purchased from an unaffiliated third party. We used proceeds from the Offering and assumed two 20-year mortgage loans to fund the acquisition of the Westside Plaza property. The first loan in the amount of $10.2 million bears an annual interest rate of 5.62% and had an outstanding principal balance of $9.9 million as of December 31, 2007.  The second loan in the amount of $640,000 bears an annual interest rate of 12.75% and had an outstanding principal balance of $638,000 as of December 31, 2007.

The Westside Plaza property is anchored by Designer Shoe Warehouse which occupies 24,500 square feet and has a lease scheduled to expire in July 2010. Fadi’s restaurant is another major tenant and occupies 5,125 square feet with a lease scheduled to expire in August 2011. We completed the redevelopment of the property by adding aesthetic enhancements during 2007 and plan to resell it under attractive market conditions.

The Market at Lake Houston

On December 12, 2005, through a joint venture arrangement with an affiliate of our General Partner, AmREIT Monthly Income & Growth Fund, Ltd, we acquired a 60% interest in The Market at Lake Houston property, a 101,799 square foot retail shopping center located in Houston, Texas. Our joint venture partner owns the other 40% interest in the joint venture. The property was purchased from an unaffiliated third party. We used proceeds from the Offering and obtained a 30-year mortgage loan to fund the acquisition of The Market at Lake Houston property. The loan was in the amount of $15.7 million, bears an annual interest rate of 5.75% and is interest-only until maturity.

This property is 100% leased. H-E-B Grocery is the largest tenant occupying 80,641 square feet with a lease scheduled to expire February 2017. We acquired this property with the expectation that it would provide a stable stream of rental income. We have no plans to renovate or redevelop The Market at Lake Houston property.

5433 Westheimer

On March 31, 2006, through a special purpose entity, 5433 Westheimer, LP, we purchased a 50% interest in the 5433 Westheimer property, a 133,881 square foot, 11 story office building located in Houston, Texas. Our joint venture partner, Songy Partners, owns the other 50% interest in the joint venture. The property was purchased from an unaffiliated third party. We acquired our interest in the 5433 Westheimer property with proceeds from the Offering and had not mortgaged our interest in this property as of December 31, 2007. This property currently has 58 tenants, all of whom have short term leases. Prosperity Bank is the largest tenant occupying 17,185 square feet with a lease scheduled to expire in May 2011. We acquired this property with the intent to redevelop the site into a mixed use complex with retail shopping and potentially, an office, hotel or condominium component. We made a loan in the amount of approximately $7.0 million in March 2006 in connection with our plans for redeveloping the site. This loan has a LIBOR-based variable interest rate of LIBOR plus two percent. The interest rate on the note was 6.82% as of December 31, 2007.  During 2008, the property was refinanced with a third party lender.  In conjunction with that refinancing, the lender required an additional equity contribution of $7.0 million.  This requirement was satisfied through conversion of our $7.0 million loan to equity.  We established a note receivable with our joint venture partner for their portion of the additional equity contribution ($3.5 million), and we expect to be reimbursed for these amounts during the second quarter of 2008.  We are currently finalizing our redevelopment plan and expect to complete construction and build out of the property by March 31, 2009.

Olmos Creek

On June, 30, 2006, through our wholly-owned special purpose entity, AmREIT Olmos Creek, LP, we purchased a 100% interest in the Olmos Creek property, a 102,178 square foot retail shopping center located in San Antonio, Texas. The property was purchased from an unaffiliated third party. We used proceeds from the Offering to fund the acquisition of Olmos Creek. Subsequent to the acquisitions, we obtained a 10-year interest-only mortgage loan in the amount of $11.2 million that bears an annual interest rate of 6.02%. As of December 31, 2007, major tenants of the Olmos Creek property include H-E-B Grocery as the largest tenant occupying 55,513 square feet, Blockbuster, Subway, UPS Store and Edward Jones. H-E-B Grocery has notified us of their intent to vacate the property in October 2008, and we are currently pursuing other tenants to take that space. H-E-B Grocery’s lease expires in November 2020, and therefore, is obligated to pay rent through that period.  Additionally, we have ground leases with McDonald’s through June 2017 and Compass Bank through May 2017. We acquired this property with the expectation that it would provide a stable stream of rental income. We currently do not have plans to renovate or redevelop the Olmos Creek property.

During 2006, we sold a parcel of the Olmos Creek property to an unaffiliated third party for $775,000. We paid our General Partner $25,000 in real estate brokerage commissions on the sale.

Lantern Lane

On September 29, 2006, through our wholly-owned special purpose entity, AmREIT Lantern Lane, LP, we purchased a 100% interest in the Lantern Lane property, a 79,462 square foot retail shopping center located in Houston, Texas. The property was purchased from an unaffiliated third party. We used proceeds from the Offering and obtained a 5-year interest-only mortgage loan in the amount of $13.4 million that bears an annual interest rate of 6% to fund the acquisition of the Lantern Lane property.

Rice Food Market, Inc. is the largest tenant occupying 21,450 square feet with a lease scheduled to expire in January 2013. We acquired this property with the expectation that it would provide a stable stream of rental income and have no plans to redevelop the property.

Properties in Plano, Texas Owned Through a Joint Venture with an Affiliate of JPMorgan

Through our investment in PTC/BSQ Holding Company LLC (“PTC/BSQ”), we purchased a 20% interest in Preston Towne Crossing, Berkeley Square and Preston Park Gold. The joint venture, 80% owned by JPMorgan Asset Management, acquired each of these shopping centers from unrelated third parties. These retail centers, further described below, are adjacent to one another in Plano, Texas, and total 394,742 square feet. Preston Park Gold was acquired by PTC/BSQ on November 15, 2006 while Preston Towne Crossing and Berkeley Square were both acquired on December 7, 2006.

Preston Park Gold. The 101,096-square-foot Preston Park Gold, which is the former Target/Vineyard Antique Mall building, is located between Preston Towne Crossing and Berkeley Square and was retrofitted in 2007.

Major tenants of the Preston Gold property include Gold’s Gym which occupies 49,672 square feet and Chair King which occupies 27,771 square feet.  Leases for these tenants are scheduled to expire in October 2024 and September 2017, respectively.  The property was redeveloped in order to increase value and construction was completed in July 2007 and is currently unencumbered.   The property is currently 77% leased as of December 31, 2007.

Preston Towne Crossing and Berkeley Square. The 169,844-square-foot Preston Towne Crossing and the 124,987-square-foot Berkeley Square are 96% and 90% occupied, respectively and are located on 35 acres at the northeast corner of Preston Road and West Park Boulevard in Plano. PTC/BSQ assumed mortgage loans in the amount of $22.4 million and $18.1 million encumbering Preston Towne Crossing and Berkeley Square, respectively. Each of the loans matures in January 2012. The Preston Towne Crossing loan bears interest at 5.83% and the Berkeley Square loan bears interest at 5.87%. The Preston Towne Crossing loan has a balance of $21.7 million as of December 31, 2007, and the Berkeley Square loan has a balance of $17.6 million as of December 31, 2007.

Major tenants of the Preston Towne Crossing property include REI which occupies 27,000 square feet and Park Plaza Salon which occupies 20,000 square feet. Leases for these tenants are scheduled to expire in April 2015 and December 2011, respectively. Movie Grill Concepts, Ltd. is the largest tenant of Berkeley Square occupying 30,977 square feet with a lease scheduled to expire in February 2010.

Developed during 1986 and 1987, the shopping centers are expected to benefit from planned expenditures to enhance the facades, complete store pop-ups, landscaping upgrades and new signage. We expect these enhancements to be completed by June 2008. The properties also include undeveloped land behind Berkeley Square that we believe can be sold to an office or residential developer.

Casa Linda Plaza

On December 8, 2006, through a joint venture arrangement with an affiliate of our General Partner, AmREIT Monthly Income & Growth Fund IV, L.P., we acquired a 50% interest in the Casa Linda Plaza property, a 324,638 square foot retail shopping center located in Dallas, Texas. Our joint venture partner owns the remaining 50% interest in the joint venture. The property was purchased from an unaffiliated third-party. We used proceeds from the Offering and obtained a 7-year mortgage loan from Morgan Stanley Mortgage Capital, Inc. to fund the acquisition of the Casa Linda Plaza property. The loan was in the amount of $38.0 million, bears an annual interest rate of 5.48% and is interest-only until maturity.

Albertson’s is the largest tenant occupying 59,561 square feet with a lease scheduled to expire in July 2016. Additional tenants are Petco, 24-Hour Fitness, Starbucks, Wachovia, Chili’s, Blockbuster, Washington Mutual, El Fenix and Guarantee Federal Bank. The property was originally built between 1946 and 1949, and we are in the initial stages of planning the center’s redevelopment.

Woodlake Square

On August 31, 2007, through a joint venture arrangement with affiliates of our General Partner, AmREIT Monthly Income & Growth Fund IV, L.P. and AmREIT Realty Investment Company, we acquired a 30% interest in the Woodlake Square property, a 205,522 square foot retail shopping center located in Houston, Texas.  Our joint venture partners own the other 70% interest in the joint venture.  The property was purchased from an unaffiliated third party. We used proceeds from the Offering and obtained a 3-year mortgage loan from Frost Bank to fund the acquisition of the Woodlake Square property.  The loan was in the amount of $24.0 million and is interest-only until maturity.  The interest related to this debt is at a variable interest rate of LIBOR plus 1.35%.  At December 31, 2007, the variable interest rate was 6.58%.

Randall’s is the largest tenant occupying 56,430 square feet with a lease scheduled to expire in July 2013.  Additional tenants are Walgreen’s, Hooters, Jos. A. Bank Clothiers, Ragin Cajun, Woodlake Children’s Center and Amazon Grill.

Westheimer Gessner

On November 21, 2007, through a joint venture arrangement with affiliates of our General Partner, AmREIT Monthly Income & Growth Fund IV, L.P. and AmREIT Realty Investment Company, we acquired a 30% interest in the Westheimer Gessner property, a 82,120 square foot retail shopping center located in Houston, Texas.  Our joint venture partners own the other 70% interest in the joint venture.  The property was purchased from an unaffiliated third party. We used proceeds from the Offering and paid cash for the acquisition.

Border’s is the largest tenant occupying 41,060 square feet with a lease scheduled to expire in February 2010.

Portfolio Information

The following table shows our five highest tenant industry concentrations for all properties in which we own an interest as of December 31, 2007.

Industry	Total Number of Tenants	Annualized Gross Base Rent	Percentage of Total Annualized Gross Base Rent
Dining	48	$3,652,862	20.4%
Specialty Retail	45	2,924,243	16.3
Grocery	8	2,667,669	14.9
Banking	25	1,492,163	8.3
Gym	10	1,281,789	7.2

The following table shows our tenants which occupy 10% or more of the rentable square feet for each property in which we own an interest and the lease expirations of such tenants as of December 31, 2007, assuming no exercise of renewal option or termination rights.

Property	Industry	Rentable Square Feet	Percentage of Total Rentable Square Feet for Property	Year of Lease Expiration
Westside Plaza
Designer Shoe Warehouse	Shoe Retail	24,500	57%	2010
Fadi’s	Dining	5,125	12	2011
Market at Lake Houston
H-E-B Grocery	Grocery	80,641	79	2017
Olmos Creek
H-E-B Grocery	Grocery	55,513	54	2020
Casa Linda Plaza
Albertson’s	Grocery	59,561	18	2009
Lantern Lane
Rice Food Markets, Inc.	Grocery	21,450	27	2013
Preston Towne Crossing
REI	Sporting Goods	27,000	16	2015
Park Plaza Salon	Beauty Salons	20,000	12	2012
Berkeley Square
Movie Grill Concepts, Ltd	Entertainment	30,977	25	2010
5433 Westheimer
Prosperity Bank	Banking	17,185	13	2011
Preston Gold
Gold’s Gym	Gym	49,672	49	2024
Chair King	Specialty Retail	27,438	27	2017
Woodlake Square
Randall’s Food & Drug	Grocery	56,430	27	2013
Westheimer Gessner
Borders	Book Retail	41,060	50	2010

 The following table shows lease expirations for our four consolidated properties as of December 31, 2007, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Total Number of Leases	Rentable Square Feet	Annualized Gross Base Rent	Percentage of Total Annualized Gross Base Rent
2008	1	1,750	$31,501	1%
2009	11	24,288	486,166	10
2010	10	52,833	1,167,430	24
2011	4	6,484	187,346	4
2012	13	41,206	835,511	17
2013	4	30,558	472,067	10
2014 – 2016	--	--	--	--
Thereafter	6	140,675	1,682,543	34
	49	297,794	$4,862,564	100%

As of December 31, 2007, we have invested substantially all of the net proceeds of the Offering in real properties.  We have approximately $5.2 million in cash and cash equivalents to be used for investment in new properties, capital expenditures on existing properties or for working capital.  As of December 31, 2007, our dispositions were limited to the sale of a parcel of land on our Olmos Creek property in San Antonio, Texas.  This sale generated $775,000 in proceeds.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. Neither we nor our properties are the subject of any non-routine pending legal proceeding, nor are we aware of any proceeding that a governmental authority is contemplating against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our Partners during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On April 19, 2005, we commenced the Offering. We closed the Offering on October 31, 2006 after having raised aggregate gross proceeds of $71,090,290 through the sale of 2,844 Units to 1,231 Limited Partners.

There is no established trading market for our Units. The Units, which are “restricted securities” as defined in Rule 144 promulgated by the SEC under the Securities Act, must be held indefinitely unless they are subsequently registered under the Securities Act and any applicable state securities laws or unless, upon the advice of counsel satisfactory to us, the Units are sold in a transaction that is exempt from the registration requirements of such laws. As of December 31, 2007, no Units were eligible for sale under Rule 144 or that we have agreed to register under the Securities Act for sale by Limited Partners and there were no Units that are being, or have been publicly proposed to be, publicly offered by us. No Units have been sold since we closed the Offering on October 31, 2006.

The following table shows the distributions to our Limited Partners we have declared (including the total amount paid and the amount paid on a per Unit basis) from the last two fiscal years ended December 31, 2006 and December 31, 2007:

Period Declared	Total Amount of Distributions Paid	Distribution Per Unit
January 2006	$60,856	$156.25
February 2006	80,738	156.25
March 2006	110,309	156.25
April 2006	135,936	156.25
May 2006	156,490	156.25
June 2006	178,018	156.25
July 2006	204,049	156.25
August 2006	229,176	156.25
September 2006	232,032	156.25
October 2006	286,048	156.25
November 2006	344,703	156.25
December 2006	465,088	156.25
January 2007	435,231	156.25
February 2007	444,314	156.25
March 2007	444,314	156.25
April 2007	444,270	156.25
May 2007	444,270	156.25
June 2007	444,270	156.25
July 2007	444,314	156.25
August 2007	444,314	156.25
September 2007	469,314	156.25
October 2007	444,158	156.25
November 2007	444,158	156.25
December 2007	444,158	156.25
Total	$7,830,528

We have made monthly distributions to our Limited Partners at a rate of 7.5% per annum from January 2006 through March 2008. All of the distributions we have paid through December 31, 2007 constitute a return of capital to our Limited Partners. One of our primary goals is to pay regular (monthly) distributions to our Limited Partners. We expect to maintain the distribution rate of 7.5%, unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;

•	the ability of tenants to meet their obligations under the leases associated with our properties;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates when renewing or replacing current leases;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

We qualified as a partnership for federal income tax purposes commencing with our taxable year ended December 31, 2005. For income tax purposes, distributions to our Limited Partners are characterized as ordinary income, capital gains, or as a return of a Limited Partner’s invested capital.

Offering and Use of Proceeds

We commenced our principal operations on June 30, 2005, when we raised the minimum offering of $2.0 million pursuant to the terms the Offering Memorandum and issued the initial 80 Units. AmREIT Securities Company served as the dealer manager for our Offering. As of October 31, 2006, we had received approximately $71.1 million for the sale of 2,844 Units and closed the Offering. Our Units were sold in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, and are not currently listed on a national exchange.  No public market currently exists for the Units.

On April 30, 2007 we filed a Form 10-SB to register our Units pursuant to Section 12(g) of the Exchange Act.  We are subject to the registration requirements of Section 12(g) of the Exchange Act because the aggregate value of our assets exceeds applicable thresholds and the Units of record are held by 500 or more persons.

From the start of the Offering through December 31, 2007, we have incurred approximately $8.1 million in organization and offering costs in connection with the Offering.  Approximately $7.7 million of those costs represent offering costs such as sales commissions and dealer manager fees paid for the placement of the Units. Approximately $418,000 of those costs represent organizational costs such as legal and accounting fees, printing costs, filing fees and distribution costs.  Substantially all of these organizational costs were direct or indirect payments to our General Partner and its affiliates.  The remaining expenses were direct or indirect payments to others. Our net offering proceeds from the Offering totaled $63.0 million. From the start of the Offering through December 31, 2007, we invested substantially all of the net proceeds of the Offering in real properties. See “Item 2. Description of Property” for more information regarding real estate purchases.  Additionally, see Note 9 to our consolidated financial statements for a discussion of payments made to affiliated entities for capital-raising and real estate services.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

Overview

We are a Texas limited partnership formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture or other arrangements, commercial retail real estate consisting of single-tenant and multi-tenant properties throughout the United States net leased to investment grade and other creditworthy tenants. We focus on properties characterized by high automobile traffic counts, high populations, high household incomes and limited opportunities for competition.

We have no employees and are managed by AmREIT Monthly & Income III Corporation, our General Partner, pursuant to the Partnership Agreement. Our General Partner is a subsidiary of AmREIT, a Texas real estate investment trust with shares of common stock traded on the American Stock Exchange (AMEX: AMY). In addition to owning its general partner interest in us for which it contributed $1,000, our General Partner contributed $800,000 to us in exchange for limited partnership units, or Units, which represent approximately 1% of the outstanding Units. The remaining Units are held by other Limited Partners. We qualify as a partnership for federal income tax purposes.

We derive a substantial portion of our revenue from income from our properties. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the years ended December 31, 2007 and December 31, 2006. As of December 31, 2007, our properties were 81% leased, and the average debt leverage ratio of the properties in which we have an investment was approximately 54%, with 85% of such debt carrying a fixed rate of interest.

We commenced our principal operations on June 30, 2005, when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued 80 Units to the initial investors. As of October 31, 2006, we had received $71.1 million from the sale of 2,844 Units to investors and closed the Offering. We acquired our first interest in a property on September 30, 2005.

As of December 31, 2007, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an interest in eight additional properties comprising 1,243,000 square feet of gross leasable area. As of December 31, 2007, we have invested substantially all of the net proceeds of the Offering in real properties.  We have approximately $5.2 million in cash and cash equivalents that may be used for investment in new properties, capital expenditures on existing properties or for working capital. All of our properties are located in highly populated, suburban communities in Texas.

Our Units were sold pursuant to exemptions from registration under the Securities Act and are not currently listed on any securities exchange. The Units will be transferable only if we register them under applicable securities laws, and such registration is not expected. We do not anticipate that any public market for the Units will develop.

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

The estimation of expected future cash flows is inherently uncertain and relies on subjective assumptions about future and current market conditions and events that affect the ultimate value of the property. It requires us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to release the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income.

We have not recorded any impairment losses for the years ended December 31, 2007 and December 31, 2006.

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

Real Estate Acquisitions

We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationships, if any.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These intangibles are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the remaining term of the respective leases.

Recently Issued Accounting Pronouncements

In September 2006, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on our results of operations or financial position.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We currently do not plan to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R).  SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the potential impact of SFAS No. 141R on our financial position and results of operations beginning for fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements.

Factors Which May Influence Results of Operations

Rental Income

The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at levels not less than the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations

During 2008, 0.6% of the leased square footage of our consolidated properties expires. Our leasing strategy for 2008 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals.

Expenses

Our expenses could increase due to the costs incurred in order to comply with the requirements of being a public reporting company, among other things.

Results of Operations

We commenced our principal operations on June 30, 2005, when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued the initial 80 Units to investors. During 2005, we acquired one interest in a property through a consolidated joint venture on September 30, 2005 and acquired a direct interest in another property on December 12, 2005. During 2006, we acquired direct interests in two additional properties, one on June 30, 2006 and the other on September 29, 2006. In 2006, we also made investments in three joint ventures through which we obtained an ownership interest in five other properties. During 2007, we made investments in two other joint ventures through which we obtained an ownership interest in two additional properties. Our direct property acquisitions were accounted for as purchases and the results of their operations are included in our consolidated financial statements from their respective dates of acquisition. We report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them.

Revenue. Revenue increased approximately $2.0 million to approximately $6.7 million during the year ended December 31, 2007 compared to approximately $4.7 million for the year ended December 31, 2006. This increase was primarily due to the Lantern Lane and Olmos Creek 2006 acquisitions reflecting a full year of rental income in 2007.

General and Administrative. General and administrative fees increased approximately $116,000 to approximately $181,000 during the year ended December 31, 2007 compared to approximately $65,000 for the year ended December 31, 2006.  This increase is primarily due to accounting software costs.

General and Administrative – Related Party. General and administrative – related party represents reimbursements made to our General Partner for its costs incurred in providing various services to us, including accounting, financial reporting and investor service costs. These costs increased due to our increased financial reporting requirements during 2007 as a result of becoming subject to rules and regulations of the Securities and Exchange Commission.  Additionally, these costs increased substantially during 2007 as a result of our increased Limited Partner base due to our significant capital-raising activity in 2007.

Asset Management Fees – Related Party. Asset management fees – related party increased approximately $265,000 to approximately $618,000 during the year ended December 31, 2007 compared to approximately $353,000 for the year ended December 31, 2006. Asset management fees have increased commensurate with the increase in assets under management as a result of our capital-raining efforts which continued through October 31, 2006. The year ended December 31, 2007 was the first year that incurred fees on the full amount of the $71.1 million in capital that we have raised since our inception.

Property Expenses. Property operating expenses increased approximately $519,000 to approximately $1.6 million during the year ended December 31, 2007 compared to approximately $1.1 million for the year ended December 31, 2006. This increase was primarily due to the Lantern Lane and Olmos Creek 2006 acquisitions reflecting a full year of property expenses in 2007.

 Property Management Fees — Related Party. Property management fees — related party increased approximately $85,000 to $245,000 during the year ended December 31, 2007 compared to approximately $160,000 during the year ended December 31, 2006. This increase was primarily due to the Lantern Lane and Olmos Creek 2006 acquisitions reflecting a full year of property management fees in 2007.

Legal and Professional Fees. Legal and professional fees increased approximately $170,000 to approximately $540,000 during the year ended December 31, 2007 compared to approximately $370,000 for the year ended December 31, 2006.  This increase was primarily due to the costs associated with our increased financial reporting requirements, including incremental costs related to our 2006 Form 10-SB, which was the first of such required reporting.

 Depreciation and Amortization Expense. Depreciation and amortization expense increased approximately $1.0 million to approximately $2.8 million during the year ended December 31, 2007 compared to approximately $1.8 million for the year ended December 31, 2006. This increase was primarily due to the Lantern Lane and Olmos Creek 2006 acquisitions reflecting a full year of depreciation and amortization in 2007.

Interest Income – Related Party. Interest income – related party increased approximately $128,000 to approximately $521,000 during the year ended December 31, 2007 compared to approximately $393,000 for the year ended December 31, 2006.  This increase is due to interested earned on our note receivable from 5433 Westheimer, LP for a full year in 2007 versus nine months in 2006.

Interest and Other Income. Interest and other income increased approximately $329,000 to approximately $867,000 during the year ended December 31, 2007 compared to approximately $538,000 for the year ended December 31, 2006. We had a short term note receivable that we invested in and were repaid on during 2007 that generated interest income of $89,000. In addition, interest income is higher due to a higher average cash balance in 2007.

Interest Expense. Interest expense increased approximately $1.2 million to approximately $3.2 million during the year ended December 31, 2007 compared to approximately $2.0 million for the year ended December 31, 2006. This increase was primarily due to the Lantern Lane and Olmos Creek 2006 acquisitions reflecting a full year of interest expense in 2007.

Loss From Non-Consolidated Entities. Loss from non-consolidated entities was a loss of $2.0 million for the year ended December 31, 2007, and represents our ownership portion of our joint venture’s net income or loss for the period. Loss from non-consolidated entities was a loss of $344,000 for the year ended December 31, 2006. The loss increased by $1.7 million primarily due to our investments in the 5433 Westheimer property as well as the Casa Linda property.  Both properties have been operating at net losses as a result of their vacancies – 5433 Westheimer is 61% leased while Casa Linda, our single largest property, is 82% leased.  To allow us to begin executing on our plan to redevelop 5433 Westheimer, we have not been seeking out new long-term leases nor have we been renewing existing tenants on a long-term basis, resulting in the vacancies.  With respect to Casa Linda, we are in the initial stages of the redevelopment and expect that the property enhancements will allow us to drive occupancy and improve the operating results of the property once the redevelopment is complete.

Minority Interest in Loss of Consolidated Subsidiaries. Minority interest in loss of consolidated subsidiaries decreased by $37,000 to $88,000 during the year ended December 31, 2007 compared to $125,000 for the year ended December 31, 2006. Minority interest in loss of consolidated subsidiaries represents the 40% ownership interest that one of our affiliated investment funds has in a real estate partnership that we consolidate as a result of our controlling financial interest in such partnership. The partnership investment was made in December 2005 concurrent with the acquisition of The Market at Lake Houston. This decrease was primarily due to a decrease in intangible lease cost amortization for The Market at Lake Houston as certain of such balances became fully amortized during 2007.

Income Tax Expense. In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax” effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. The Texas Margin Tax was $59,000 for the year ended December 31, 2007 compared to $0 for the year ended December 31, 2006.

Loss From Discontinued Operations. We had no loss from discontinued operations during the year ended December 31, 2007 as we had no disposition activity during 2007 nor did we have any assets held for sale as of December 31, 2007.  Loss from discontinued operations during the year ended December 31, 2006 was $19,000, which represents the operating activity (up through the date of disposition) related to a parcel of land that we sold during 2006.

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

At December 31, 2007 and 2006, our cash and cash equivalents totaled approximately $5.2 million and approximately $23.1 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2007 and 2006  are as follows (in thousands):

	2007	2006
Operating activities	$387	$1,620
Investing activities	$(11,393)	$(43,099)
Financing activities	$(6,877)	$61,659

Net cash provided by operating activities was approximately $0.4 million for the year ended December 31, 2007 as compared to net cash provided by operating activities of approximately $1.6 million for the year ended December 31, 2006.  Income before the effect of depreciation and amortization and of loss from non-consolidated affiliates stayed relatively constant at $1.5 million for the year ended December 31, 2007 versus $1.4 million for the year ended December 31, 2006.  The primary driver of the reduction in operating cash flows was a reduction in working capital cash flows of $1.4 million.  This reduction was driven primarily by increased cash outflows on payables of $1.7 million primarily as a result of our payment of property taxes prior to year end 2007 versus accruing our 2006 property taxes at December 31, 2006 and paying them in January 2007.

Net cash used in investing activities decreased approximately $31.7 million to approximately $11.4 million for the year ended December 31, 2007 compared to approximately $43.1 million for the year ended December 31, 2006. This decrease was primarily due to decreased acquisition activity in 2007 as compared to 2006.  In 2006, we acquired Lantern Lane (September 29, 2006) and Olmos Creek (June 30, 2006) and made an investment in 5433 Westheimer (March 31, 2006).  In conjunction with the 2006 investment in 5433 Westheimer, we also entered into a note receivable in the amount of $7.0 million to finance that property acquisition.  During 2007, our investing activity was limited to purchasing a 30% interest in Woodlake Square, LP and a 30% interest in Westheimer Gessner, LP.

Net cash used in financing activities were approximately $6.9 million for the year ended December 31, 2007 as compared to net cash provided by financing activities of approximately $61.7million for the year ended December 31, 2006. This decrease was primarily attributable to us raising $53.1 million (net of issuance costs) from the sales of our Units during 2006.  We closed the offering of such Units in October 2006, and no amounts were raised during 2007.  Additionally, the decrease was attributable to the $11.2 million in proceeds from the Lantern Lane notes payable during September 2006.  We had no proceeds from notes payable during 2007.  We also had an increase in distributions of approximately $2.9 million during the 2007 period, which represented a return of capital, as a result of the increase in Units outstanding between the 2006 and 2007 periods.

Contractual Obligations

As of December 31, 2007, we had the following contractual debt obligations (see also Note 2 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt) (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Secured debt	146	156	166	24,790	184	25,396	50,838
Interest	3,041	3,028	3,019	2,807	1,524	5,412	18,831
Construction commitments	-	-	-	-	-	-	-
Total obligations	$3,187	$3,184	$3,185	$27,597	$1,708	$30,808	$69,669

We invest any excess cash in short-term investments or overnight funds. This investment strategy allows us to offset a portion of the interest costs from our fixed-rate mortgage loans and provides us with the liquidity to acquire properties at such time as those suitable for acquisition are located.

We believe that inflation has a minimal effect on our income from operations. We expect that increases in store sales volumes due to inflation, as well as increases in the consumer price index, may contribute to capital appreciation of our properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

Indemnification of General Partner

The Partnership Agreement provides for indemnification of our General Partner for liabilities incurred by or claims made against our General Partner or its employees or agents in connection with business on our behalf, provided that our General Partner determined in good faith that the conduct which gave rise to the liabilities or claims was within the scope of our General Partner’s authority and was taken to promote our best interests. Amounts to be indemnified include judgments, fines, settlements, litigation expenses and reasonable attorneys’ fees, which may be paid as incurred. Only assets of the Partnership may be reached to indemnify our General Partner, its employees or agents. To the extent that this indemnification applies to liabilities under the Securities Act, such indemnification is contrary to public policy and therefore unenforceable.

Conflicts of Interest

Our General Partner is subsidiary of AmREIT, a Texas real estate investment trust. Affiliates of AmREIT act as sponsor, general partner or advisor to various private real estate programs. As such, there are conflicts of interest where AmREIT or its affiliates, while serving in the capacity as sponsor, general partner or advisor for another AmREIT-sponsored program, may be in competition with us in connection with property acquisitions, property dispositions and property management. The compensation arrangements between affiliates of AmREIT and these other AmREIT real estate programs could influence our General Partner’s management of us. See “Item 1. Description of Business – Conflicts of Interest” above.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of December 31, 2007.

ITEM 7.	FINANCIAL STATEMENTS

The consolidated financial statements of the Issuer, including notes thereto, and the report of independent auditors are included in this Annual Report on Form 10-KSB beginning at page F-1 and are incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There were no changes in or disagreements with our independent registered public accountants during the years ended December 31, 2007 and December 31, 2006, or the period from April 19, 2005 (inception) through December 31, 2005.

ITEM 8A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our General Partner’s Chief Executive Officer and Chief Financial Officer, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2007.  Based on that evaluation, our General Partner’s CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2007.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Wehave no directors or executive officers. We are managed by our General Partner, AmREIT Monthly Income & Growth III Corporation. Our General Partner does not have any employees and relies upon the personnel of AmREIT and its affiliates to perform services for us. Our Partnership Agreement provides that the Partnership will continue until December 31, 2025, unless sooner terminated.

Thefollowing table sets forth certain information regarding the officers and director of our General Partner, all of whom are officers of AmREIT and expected to make a significant contribution to us.

Name	Age	Position
H. Kerr Taylor	57	President, Chief Executive Officer and Director
Chad C. Braun	35	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Brett P. Treadwell	38	Vice President – Finance

H. Kerr Taylor serves as our General Partner’s President, Chief Executive Officer and Director.  He has served as the sole director of our General Partner since its formation. He is the founder of AmREIT and serves as its Chairman of the Board, Chief Executive Officer and President. Mr. Taylor has guided the growth of AmREIT and its predecessors for over 23 years. His primary responsibilities include overseeing strategic initiatives as well as building, coaching and leading AmREIT’s team of professionals. Mr. Taylor has over 30 years of experience within the real estate industry. He received a Bachelor of Arts degree from Trinity University, a Masters Degree in Business Administration from Southern Methodist University and his law degree from South Texas College of Law. Mr. Taylor is chairman of the board of Pathways for Little Feet and serves as a board member of Life House, Inc., Uptown District and as an Elder of First Presbyterian Church. Mr. Taylor is a lifetime member of the International Council of Shopping Centers and Urban Land Institute and is a member of the Texas Bar Association.

Chad C. Braun serves as our General Partner’s Executive Vice President, Chief Financial Officer, Treasurer and Secretary. He also serves in this same position for AmREIT. Mr. Braun is responsible for corporate finance, equity capital markets, debt structuring and placement, investor relations, accounting and SEC reporting, and he oversees investment sponsorship and product creation. Mr. Braun has over 14 years of accounting, financial and real estate experience. Prior to joining AmREIT in 1999, he served as a manager in the real estate advisory services group at Ernst & Young, LLP. He has provided extensive consulting and audit services to a number of REITs and private real estate companies, including financial statement audits, portfolio acquisition and disposition, portfolio management, merger integration and process improvement, financial analysis and capital markets and restructuring transactions. Mr. Braun received a Bachelor of Business Administration degree in Accounting and Finance from Hardin Simmons University and subsequently earned the CPA designation and his Series 63, 7, 24 and 27 securities licenses. He is a member of the National Association of Real Estate Investment Trusts and the Texas Society of Certified Public Accountants.

Brett P. Treadwell serves as our General Partner’s Vice President — Finance and he also serves in this position for AmREIT. Within AmREIT he is responsible for its financial reporting function as well as for assisting in the establishment and execution of AmREIT’s strategic financial initiatives. Mr. Treadwell’s responsibilities also include overall risk management and treasury management functions and SEC reporting as well as periodic internal reporting to management. Mr. Treadwell has over 17 years of accounting, financial and SEC reporting experience, and, prior to joining AmREIT in August 2004, served as a senior manager with Arthur Andersen LLP and then with PricewaterhouseCoopers LLP. Mr. Treadwell received a Bachelor of Business Administration degree from Baylor University and is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3 furnished to us under Rule 16a-3(e) of the Exchange Act during the fiscal year ended December 31, 2007, we know of no reporting person that has failed to file on a timely basis, as disclosed in the above forms, report required by Section 16(a) of the Exchange act during the fiscal year ended December 31, 2007

Code of Ethics

We are managed by our General Partner, and we have no officers to whom a code of ethics would apply.

ITEM 10.	EXECUTIVE COMPENSATION

We are managed by our General Partner, and we have no directors or executive officers to whom we pay compensation.

See “Item 12. Certain Relationships and Related Transactions, and Director Independence” below for the fees and expenses we pay to our General Partner and its affiliates.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans under which we are authorized to issue equity securities.

Security Ownership of Certain Beneficial Owners and Management

We know of no person (including a “group” as that term is used in Section 13(d)(3) of the Exchange Act) who is the beneficial owner of more than five percent of our Units.

We have no officers or directors. Our General Partner owns our sole general partner interest and also owns limited partner Units in us. No person who is an officer of our General Partner as of the date of this filing owns any direct interest in us. None of the officers of our General Partner own any of our Units. AmREIT, the sole shareholder of our General Partner, has assigned the economic interest in 28.5% of our General Partner to certain of its management team. The address of the officers of our General Partner is 8 Greenway Plaza, Suite 1000, Houston, Texas 77046.

As of December 31, 2007, there were 2,843 Units owned by 1,231 investors.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Compensation Arrangements

Our General Partner and its affiliates received the payments and fees from us described below. These payments and fees were not negotiated and may be higher than payments and fees that would have resulted from an arm’s-length transaction with an unrelated entity.

Type and Recipient	Determination of Amount	For the fiscal year ended December 31, 2007
	Organization Stage
Organizational and Offering Cost Reimbursements	Reimbursement of the Partnership’s organizational and offering costs, including legal and accounting fees, printing costs, filing fees and distribution costs.	$97,460

	Operating Stage
Asset Management Fee – General Partner	A monthly fee of one-twelfth of 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.	$617,753

Development and Acquisition Fees – General Partner	Between 4.0% and 6.0% of project costs depending on the size and the scope of the development.	$90,000
Property Management and Leasing Fees – AmREIT Realty Investment Corporation	Property management fees not to exceed 4.0% of the gross rentals for providing management, operating, maintenance and other services. Leasing fees not to exceed 2.0% of base rent on a lease renewal and 6.0% of base rent on an initial lease for procuring tenants and negotiating the terms of the tenant leases.	$381,076

Type and Recipient	Determination of Amount	For the fiscal year ended December 31, 2007

Reimbursement of Operating Expenses – General Partner	We reimburse the actual expenses incurred by our General Partner in connection with its provision of administrative services, including related personnel costs.	$191,674

Financing Fees – General Partner	1.0% of the loan proceeds for procuring debt financing for us.	No amount to report

Distributions During Operating Stage – General Partner	Our General Partner is entitled to monthly distributions during our operating period, in an amount equal to 1.0% of the each distribution made to the Partners.	$53,000

Real Estate Brokerage Commissions – General Partner or its affiliate(1)
Up to 6.0% of the sales price on co-brokered transactions and not to exceed 4.0% of the sales price on individually brokered transactions.  Additionally, our General Partner and its affiliates will not be paid real estate brokerage commissions on the sale of a property if the property being sold has not generated an annual return of at least 10.0% per annum on the equity contributed to such property and if, in the aggregate, all of our properties that we have sold have not generated a property level return of at least 10.0% per annum on the equity contributed.  No brokerage commission will be payable on sales of properties to AmREIT or its affiliates.
		No amount to report

	Liquidating Stage
Distributions of Net Cash Flow – General Partner
Our General Partner is entitled to distributions after our operating period.  Distributions of net cash after our operating period will be distributed 1% to our General Partner and 99% to our Limited Partners until our Limited Partners have received cumulative distributions equal to 100% of their invested capital plus an amount equal to 10% per annum uncompounded on their adjusted capital.  At such time, our General Partner will receive 100% of distributions made until our General Partner has received cumulative distributions in an amount equal to 40% of net cash flow paid to date of our Limited Partners in excess of their invested capital.  Thereafter, our General Partner will receive 40% of distributions and our Limited Partners will receive 60% of distributions.
		No amount to report
______
(1)	Although we are most likely to pay real estate brokerage commissions in the event of our liquidation, these fees may also be earned during our operational stage.

Joint Ventures with Affiliates

As of December 31, 2007, we had entered into four joint ventures with our affiliates. In December 2005, we acquired a 60% interest in AmREIT Lake Houston, LP, which owns the multi-tenant retail property The Market at Lake Houston. The remaining 40% is owned by AmREIT Monthly Income & Growth Fund, Ltd., our affiliate.

In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP, which owns Casa Linda Plaza, the multi-tenant retail property in Dallas, Texas. The remaining 50% is owned by AmREIT Monthly Income & Growth Fund IV, L.P., our affiliate.

In August 2007, we acquired a 30% interest in AmREIT Woodlake, LP, which owns Woodlake Square, the multi-tenant retail property in Houston, Texas. The remaining 70% is 40% owned by AmREIT Monthly Income & Growth Fund IV, L.P., our affiliate, and 30% owned by AmREIT Realty Investment Corporation, our affiliate.

In November 2007, we acquired a 30% interest in AmREIT Westheimer Gessner, LP, which owns the multi-tenant retail property occupied by Border’s in Houston, Texas. The remaining 70% is 40% owned by AmREIT Monthly Income & Growth Fund IV, L.P., our affiliate, and 30% owned by AmREIT Realty Investment Corporation, our affiliate.

Directors

We have no directors and are managed by our General Partner. H. Kerr Taylor is the sole director of our General Partner.

Loan to an Affiliate

We have loaned $7.0 million to 5433 Westheimer, LP, a joint venture entity in which we own a 50% interest. During 2008, the Property was refinanced with a thrid party lender in connection with the planned redevelopment.  In conjunction with that refinancing, the $7.0 million note payable due to MIG III was converted to equity in order to meet the lender's equity contribution requirement of approximately $10.0 million.  We established a note receivable with our joint venture partner for their portion of the additional equity contribution ($3.5 million), and we expect to be reimbursed for these amounts during the second quarter of 2008.

AmREIT Realty Investment Corporation

AmREIT Realty Investment Corporation, which we refer to as ARIC, is a fully integrated real estate development and operating business which is wholly owned by AmREIT, the parent of our General Partner. ARIC employs a full complement of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to AmREIT affiliated entities and to third parties. ARIC serves as one of our property managers, and is responsible for managing and leasing some of our properties. We pay ARIC property management and leasing fees as described above. ARIC hires, directs and establishes policies for employees who will have direct responsibility for the operations of each property it manages, which may include but is not limited to on-site managers and building and maintenance personnel. Certain employees of the property manager may be employed on a part-time basis and may also be employed by our General Partner or its affiliates. ARIC also directs the purchase of equipment and supplies and supervises all maintenance activity. The management fees paid to ARIC includes, without additional expense to us, all of its general overhead costs.

We have engaged, and may in the future engage, AmREIT Construction Company, a wholly-owned subsidiary of ARIC, to provide construction and construction management services for our development and redevelopment projects. Where AmREIT Construction Company is selected to provide construction and construction management services, such services will only be provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.

AmREIT Securities Company

AmREIT Securities Company is a member firm of the NASD and a wholly-owned subsidiary of AmREIT. AmREIT Securities Company was organized in 1999 for the purpose of participating in and facilitating the distribution of securities of AmREIT affiliated entities. As the dealer manager for our Offering of Units, AmREIT Securities Company provided certain sales, promotional and marketing services to us in connection with the distribution of the Units. We paid selling commission and marketing reimbursements to AmREIT Securities Company in connection with our offering, a portion of which was reallowed to participating broker-dealers. Chad C. Braun is the President, Secretary and Treasurer of AmREIT Securities Company and H. Kerr Taylor serves as its Chairman and as the sole member of its board of directors.

ITEM 13.	EXHIBITS

INDEX TO EXHIBITS

It is inappropriate for readers to assume the accuracy of, or rely upon any covenants, representations or warranties that may be contained in agreements or other documents filed as Exhibits to, or incorporated by reference in, this report. Any such covenants, representations or warranties may have been qualified or superseded by disclosures contained in separate schedules or exhibits not filed with or incorporated by reference in this report, may reflect the parties’ negotiated risk allocation in the particular transaction, may be qualified by materiality standards that differ from those applicable for securities law purposes, and may not be true as of the date of this report or any other date and may be subject to waivers by any or all of the parties. Where exhibits and schedules to agreements filed or incorporated by reference as Exhibits hereto are not included in these exhibits, such exhibits and schedules to agreements are not included or incorporated by reference herein.

The following exhibits are filed as part of or incorporated by reference in this Annual Report on Form 10-KSB:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund III, Ltd., dated April 19, 2005.	10-SB	000-52619	3.1	4/30/2007
3.2	Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund III, Ltd., dated April 19, 2005, between AmREIT Income & Growth III Corporation and the limited partners thereto.	10-SB	000-52619	3.1	4/30/2007
10.1	Fixed Rate Note (A Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.	10-SB	000-52619	10.1	4/30/2007
10.2	Fixed Rate Note (B Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.	10-SB	000-52619	10.2	4/30/2007

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.3	Loan and Assumption Agreement, dated September 30, 2005, among AmREIT Westside Plaza, LP, AmREIT Monthly Income & Growth Fund III, Ltd., AmREIT, Shafer Plaza I, Ltd., Steven G. Shafer, Wells Fargo Bank, N.A., and CBA-Mezzanine Capital Finance, LLC.	10-SB	000-52619	10.3	4/30/2007
10.4	Second Amended and Restated Property Management and Leasing Agreement, dated December 28, 2005, between AmREIT Westside Plaza, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.4	4/30/2007
10.5	Management and Leasing Agreement, dated November 22, 2005, between AmREIT Lake Houston, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.5	4/30/2007
10.6	Promissory Note, dated December 12, 2005, between AmREIT Lake Houston, LP and Morgan Stanley Mortgage Capital, Inc.	10-SB	000-52619	10.6	4/30/2007
10.7	Commercial Property Management and Leasing Agreement, dated March 30, 2006, between 5433 Westheimer, LP and Songy Partners Limited.	10-SB	000-52619	10.7	4/30/2007
10.8	Promissory Note, dated September 28, 2006, between AmREIT Lantern Lane, LP and Differential Development — 1994, Ltd.	10-SB	000-52619	10.8	4/30/2007
10.9	Management and Leasing Agreement, dated September 28, 2006, between AmREIT Lantern Lane, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.9	4/30/2007
10.10	Promissory Note, dated December 8, 2006, between AmREIT Casa Linda, LP and Morgan Stanley Mortgage Capital, Inc.	10-SB	000-52619	10.10	4/30/2007
10.11	Secured Promissory Note, dated September 29, 2006, between AmREIT Olmos Creek, LP and NLI Commercial Mortgage Fund, LLC.	10-SB	000-52619	10.11	4/30/2007

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.12	Management and Leasing Agreement, dated January 26, 2007, between AmREIT Olmos Creek, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.12	4/30/2007
10.13	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Preston Towne Crossing, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.13	4/30/2007
10.14	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Berkeley, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.14	4/30/2007
10.15	Loan Assumption Agreement, dated December 7, 2006, among Berkeley Center, Ltd., William Hutchinson, AmREIT SSPF Berkeley, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.	10-SB	000-52619	10.15	4/30/2007
10.16	Loan Assumption Agreement, dated December 7, 2006, among PTC Dunhill Holdings, Ltd., William Hutchinson, AmREIT SSPF Preston Towne Crossing, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.	10-SB	000-52619	10.16	4/30/2007
31.1	Certification of H. Kerr Taylor pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chad C. Braun pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of H. Kerr Taylor pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chad C. Braun pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG, LLP, independent registered public accounting firm and certified public accountants, served as our independent accountants for the fiscal year ended December 31, 2007.  The following is an explanation of the fees billed to us by Accountants for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006.

Audit Fees

The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-QSB, or other services normally provided by KPMG, LLP in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and December 31, 2006 totaled $286,500 and $123,500, respectively.

Audit-Related Fees, Tax Fees and All Other Fees

The services that have been performed by KPMG have been limited to audit services.  Accordingly, we have paid no audit-related fees, tax fees or other fees to KPMG for the fiscal years ended December 31, 2007 and 2006.

Audit Committee’s Pre-Approval Policies and Procedures

The Company does not have an independent audit committee. Our General Partner must approve any services to be performed by our independent auditors.

PART F/S

AmREIT MONTHLY INCOME AND GROWTH FUND III, LTD. AND SUBSIDIARIES

All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Partners
AmREIT Monthly Income and Growth Fund III, Ltd.:

We have audited the accompanying consolidated balance sheets of AmREIT Monthly Income and Growth Fund III, Ltd. and subsidiaries (the “Partnership”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners’ capital and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Monthly Income and Growth Fund III, Ltd. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Houston, Texas
March 31, 2008

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and December 31, 2006
(in thousands)

	December 31,	December 31,
	2007	2006
ASSETS
Real estate investments at cost:
Land	$18,446	$18,446
Buildings	47,105	46,452
Tenant improvements	884	784
	66,435	65,682
Less accumulated depreciation and amortization	(3,115)	(1,184)
	63,320	64,498

Investment in non-consolidated entities	22,449	15,382
Intangible lease cost, net	3,246	4,226
Net real estate investments	89,015	84,106

Cash and cash equivalents	5,245	23,128
Tenant receivables, net	630	526
Accounts receivable	7	6
Accounts receivable - related party	1,307	742
Notes receivable - related party	8,710	7,035
Deferred costs, net	594	545
Other assets	621	886
TOTAL ASSETS	$106,129	$116,974

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Notes payable	$50,838	$50,977
Notes payable - related party	-	1,144
Accounts payable	1,278	1,648
Accounts payable - related party	77	160
Below market leases, net	706	949
Security deposits	123	119
TOTAL LIABILITIES	$53,022	$54,997

Minority interest	2,146	2,235

Partners' capital:
General partner	-	-
Limited partners, 2,843 units outstanding	50,961	59,742
TOTAL PARTNERS' CAPITAL	$50,961	$59,742
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$106,129	$116,974

See Notes to Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007 and December 31, 2006
(in thousands)

	2007	2006

Revenues:
Rental income from operating leases	$6,746	$4,709
Total revenues	6,746	4,709

Expenses:
General and administrative	181	65
General and administrative - related party	192	-
Asset management fees - related party	618	353
Property expense	1,639	1,120
Property management fees - related party	245	160
Legal and professional	540	370
Depreciation and amortization	2,847	1,839
Total expenses	6,262	3,907

Operating income	484	802

Other income (expense):
Interest income - related party	521	393
Interest and other income	867	538
Interest expense	(3,187)	(1,993)
Loss from non-consolidated entities	(1,997)	(344)
Minority interest in loss of consolidated subsidiaries	88	125
Income tax expense	(59)	-
Total other income (expense)	(3,767)	(1,281)

Loss before discontinued operations	(3,283)	(479)

Loss from discontinued operations:
Loss from real estate operations	-	(19)
Loss from discontinued operations	-	(19)

Net loss	$(3,283)	$(498)

See Notes to Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 2007 and December 31, 2006
(in thousands)

	GP	LP	Total

Balance at December 31, 2005	$-	$9,693	$9,693

Contributions, net of offering costs	-	53,055	53,055
Net loss (1)	25	(523)	(498)
Distributions	(25)	(2,483)	(2,508)

Balance at December 31, 2006	$-	$59,742	$59,742

Contributions, net of offering costs	-	(97)	(97)
Net loss (1)	53	(3,336)	(3,283)
Distributions	(53)	(5,348)	(5,401)

Balance at December 31, 2007	$-	$50,961	$50,961

(1)
The allocation of net loss includes a curative allocation to increase the GP capital account by $86,000 and $30,000 for the 2007 and 2006 periods, respectively.  The cumulative curative allocation since inception is $118,000.  The partnership agreement provides that no partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007 and December 31, 2006
(in thousands)

	2007	2006
Cash flows from operating activities:
Net loss	$(3,283)	$(498)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Loss from non-consolidated entities	1,997	344
Depreciation and amortization	2,850	1,630
Minority interest in loss of consolidated subsidiaries	(88)	(125)
Increase in tenant receivables	(105)	(230)
(Increase) decrease in accounts receivable	(1)	161
Increase in accounts receivable - related party	(665)	(307)
Increase in deferred costs	(136)	(22)
Decrease (increase) in other assets	265	(484)
(Decrease) increase in accounts payable	(369)	1,358
Decrease in accounts payable - related party	(83)	(305)
Increase in security deposits	5	98
Net cash provided by operating activities	387	1,620

Cash flows from investing activities:
Improvements to real estate	(753)	(528)
Acquisition of investment properties	-	(21,298)
Increase in notes receivable - related party	(1,675)	(7,035)
Investment in non-consolidated entities	(9,164)	(14,981)
Distributions from non-consolidated entities	199	-
Net proceeds from sale of investment property	-	740
Decrease in preacquisition costs	-	3
Net cash used in investing activities	(11,393)	(43,099)

Cash flows from financing activities:
Proceeds from notes payable	-	11,175
Payments on notes payable	(139)	(131)
Proceeds from notes payable - related party	-	2,448
Payments on notes payable - related party	(1,144)	(2,049)
Contributions	-	59,789
Issuance costs	(97)	(6,734)
Loan acquisition costs	(96)	(211)
Distributions	(5,401)	(2,508)
Distributions to minority interests	-	(120)
Net cash (used in) provided by financing activities	(6,877)	61,659

Net (decrease) increase in cash and cash equivalents	(17,883)	20,180
Cash and cash equivalents, beginning of period	23,128	2,948
Cash and cash equivalents, end of period	$5,245	$23,128

Supplemental schedule of cash flow information:

Cash paid during the year for interest	$3,179	$1,660

Supplemental schedule of noncash investing and financing activities:

In 2007, we incurred reimbursable transaction costs of $99,000 related to our 5433 Westheimer project.  Such costs had not been reimbursed by our affiliate as of year-end and were recorded as an increase to our investment in non-consolidated entities.

See Notes to Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT Monthly Income & Growth Fund III, Ltd., a Texas limited partnership (the “Partnership”), was formed on April 19, 2005 to directly or indirectly acquire, develop and hold for lease primarily commercial retail real estate net leased to high quality tenants. The General Partner of the Partnership is AmREIT Monthly Income & Growth III Corporation, a Texas Corporation (the “General Partner”), which is a subsidiary of AmREIT, a Texas real estate investment trust. The General Partner maintains its principal place of business in Houston, Texas.

We commenced our principal operations on June 30, 2005 when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum dated April 19, 2005 (the “Offering Memorandum”) and issued the initial 80 Units. As of October 31, 2006, we had received $71.1 million for the sale of 2,844 Units and closed the Offering. At December 31, 2007, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an investment interest in eight other properties comprising 1,243,000 square feet of gross leasable area.

Our limited partnership units were sold pursuant to exemptions from registration under the Securities Act of 1933 and are not currently listed on a national exchange. These units will be transferable only if we register them under such laws, and such registration is not expected. We do not anticipate that any public market for the limited partnership units will develop.

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

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that provide for additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the periods ended December 31, 2007 and 2006, there were no percentage rents recognized. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. During the years ended December 31, 2007 and 2006, we recognized lease termination fees of $0 and $150,000, respectively, which have been included in rental income from operating leases.

REAL ESTATE INVESTMENTS

Development Properties - Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize acquisition costs as incurred. Such costs are expensed if and when the acquisition becomes no longer probable. During the years ended December 31, 2007 and 2006, we did not capitalize any interest or taxes on properties under development.

Acquired Properties and Acquired Lease Intangibles — We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements.

Properties Held for Sale - Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. At December 31, 2007 and 2006, we had no properties held for sale.

Our properties generally have operations and cash flows that can be clearly distinguished from the rest of the Partnership. The operations and gains on sales reported in discontinued operations include those properties that have been sold or are held for sale and for which operations and cash flows have been clearly distinguished. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior period operating activity related to such properties has been reclassified as discontinued operations in the accompanying statements of operations.

Impairment - We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges were recognized during the 2007 or 2006 periods.

ENVIRONMENTAL EXPOSURES

We are subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations (See Note 12). However, we can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries are included in general and administrative expense. As of December 31, 2007 and 2006, our allowance for uncollectible accounts related to our tenant receivables was $34,000 and $0, respectively.

Accounts Receivable Related Party - included in accounts receivable related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their development needs. These cash advances are due upon demand.

Notes Receivable Related Party - included in notes receivable related party is a loan made to 5433 Westheimer, LP of which we own a 50% interest (See Note 4.) The note is uncollateralized and carries a LIBOR-based variable interest rate (LIBOR plus two percent). The interest rate on the note was 7.4% as of December 31, 2007. During 2008, the property was refinanced with a third party lender.  In conjunction with that refinancing, the lender required an additional equity contribution of $7.0 million.  This requirement was satisfied through conversion of our $7.0 million loan to equity.  We established a note receivable with our joint venture partner for their portion of the additional equity contribution ($3.5 million), and we expect to be reimbursed for these amounts during the second quarter of 2008.

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to loan acquisition costs as of December 31, 2007 and 2006 totaled $211,000 and $46,000, respectively. Accumulated amortization related to leasing costs as of December 31, 2007 and 2006, totaled $18,000 and $1,000, respectively.

INCOME TAXES

Federal - No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax” effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. The Texas Margin Tax accrued as of December 31, 2007 and 2006 totaled $59,000 and $0, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable related party, notes receivable related party, accounts payable, accounts payablerelated party, notes payable and notes payable related party. The carrying value of cash, cash equivalents, tenant receivables, accounts receivable,, accounts receivable related party, notes receivable related party, accounts payable, accounts payable related party, notes payable and notes payable related party are representative of their respective fair values due to the short-term nature of these instruments. As of December 31, 2007 and 2006, the carrying value of our total debt obligations was $50.8 and $51.0 million, respectively, all of which represent fixed-rate obligations with an estimated fair value of $53.6 million and $50.6 million, respectively, based on a discounted cash flow analysis using current market rates of interest.

NEWACCOUNTING STANDARDS

In September 2006, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on our results of operations or financial position.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We currently do not plan to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R).  SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the potential impact of SFAS No. 141R on our financial position and results of operations beginning for fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements.

DISCONTINUED OPERATIONS

The following is a summary of our discontinued operations (in thousands):

	2007	2006
Rental income from operating leases	$--	$13
Gain on sale of real estate	--	--
Total expenses	--	13
General and administrative	--	(2)
Property expense	--	(1)
Depreciation and amortization	--	(29)
Total expenses	--	(32)
Loss from discontinued operations	$--	$(19)

OFFERING COSTS

The General Partner funded all of the organization and offering costs on the Partnership’s behalf. As of December 31, 2007, we had reimbursed the General Partner for approximately $418,000 of organization and offering costs. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs are treated as a reduction of partners’ capital along with sales commissions and dealer manager fees of 7.75% and 2.5%, respectively. (See Note 10.)

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

INTEREST

Interest is charged to interest expense as it accrues. No interest was capitalized during the 2007 or 2006 periods.

SEGMENT REPORTING

The FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We determined that we have one reportable segment, with activities related to investing in real estate. Our investments in real estate generate rental revenue and other income through the leasing of multi-tenant retail properties, which comprised 100% of our total consolidated revenues for the 2007 and 2006 periods. We evaluate operating performance on an individual property level. However, as each of our properties have similar economic characteristics, tenants and products and services, our properties have been aggregated into one reportable segment.

3.	OPERATING LEASES

Our operating leases generally range from two to twenty-five years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2007 is as follows (in thousands):

2008	$4,990
2009	4,875
2010	4,087
2011	3,199
2012	2,516
Thereafter	8,545
$28,212

Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements recognized as revenue totaled $1.7 and $1.0 million during the 2007 and 2006 periods, respectively.

4.	INVESTMENTS IN NON-CONSOLIDATED ENTITIES

During 2007, we made the following investments in two entities through which we own an interest in two properties:

•
In August 2007, we acquired a 30% interest in AmREIT Woodlake Square, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 206,000 square feet. The remaining 70% is owned by affiliated AmREIT entites, AmREIT Monthly Income and Growth Fund IV, Ltd., and AmREIT Realty Investment Company.

•
In November 2007, we acquired a 30% interest in AmREIT Westheimer Gessner, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entites, AmREIT Monthly Income and Growth Fund IV, Ltd., and AmREIT Realty Investment Company.

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

We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities (at 100%) is summarized as of and for the years ended December 31, 2007 and 2006 as follows:

Combined Balance Sheets	As of December 31, 2007	As of December 31, 2006
	(In thousands)	(In thousands)
Assets
Property, net	$177,647	$127,527
Cash	1,806	192
Other assets	25,233	20,492
Total Assets	$204,686	$148,211
Liabilities and partners’ capital:
Notes payable*	108,086	84,806
Other liabilities	18,735	10,763
Partners capital	77,865	52,642
Total Liabilities and Partners’ Capital	$204,686	$148,211

MIG III share of net assets	$22,449	$15,382

Combined Statement of Operations	Year Ended December 31, 2007	Year Ended December 31, 2006
	(In thousands)	(In thousands)

Revenue
Total Revenue	$16,211	$2,123
Expense
Interest	5,592	696
Depreciation and amortization	8,693	1,073
Other	6,173	1,056
Total expense	20,458	2,825
Net loss	$(4,247)	$(702)

MIG III share of net loss	$(1,997)	$(344)
______________

* Includes notes payable to the Partnership of $7.0 million

5.	ACQUIRED LEASE INTANGIBLES

In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and out-of-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 2 years to 25 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was approximately $911,000 and $763,000 for the 2007 and 2006 periods, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $68,000 and $19,000 during the 2007 and 2006 periods, respectively.

In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	December 31, 2007		December 31, 2006
	In-Place leases	Above-market leases	In-Place leases	Above-market leases
Cost	$4,635	$293	$4,656	$293
Accumulated amortization	(1,595)	(87)	(704)	(19)
Intangible lease cost, net	$3,040	$206	$3,952	$274

Acquired lease intangible liabilities (below-market leases) are net of previously accreted minimum rent of approximately $455,000 and $216,000 at December 31, 2007 and 2006, respectively, and are accreted over the leases’ remaining terms, which range from 2 to 25 years. Accretion of below market leases was approximately $243,000 and $246,000 during the 2007 and 2006 periods, respectively.  Such accretion is recorded as an increase to rental income.

The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense (In-Place Lease Value)	Rental Income (Out-of-Market Leases)
2008	$667	$255
2009	622	244
2010	452	188
2011	323	111
2012	271	63
	$2,335	$861

6.	NOTES PAYABLE

Our outstanding debt at December 31, 2007 and 2006 consisted entirely of fixed-rate mortgage loans of approximately $50.8 million and $51 million, respectively. Our mortgage loans are secured by certain real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms ranging from September 2011 through January 2036.

As of December 31, 2007, the weighted-average interest rate on our fixed-rate debt is 5.9%, and the weighted average remaining life of such debt is 13.1 years. As of December 31, 2007, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2008	$146	$--	$146
2009	156	--	156
2010	166	--	166
2011	175	24,615	24,790
2012	184	--	184
Thereafter	491	24,905	25,396
Total	$1,318	$49,520	$50,838

7.	CONCENTRATIONS

As of December 31, 2007, each of our four consolidated properties individually comprises greater than 12% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, three of our four properties are located in the Houston metropolitan area. These Houston properties represent 81% of our rental income for the year ended December 31, 2007. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the revenues generated by our top tenants during the periods ended December 31 ($ in thousands):

Tenant	2007	2006
H-E-B Grocery	$1,949	$1,488
Designer Shoe Warehouse	778	782
Rice Food Markets, Inc.	423	75
Blockbuster Video	287	101
Fidelity Investments	274	72
	$3,711	$2,518

8.	PARTNERS’ CAPITAL AND MINORITY INTEREST

The General Partner invested $800,000 as a limited partner and $1,000 as a general partner. We began raising capital in June 2005 and had raised approximately $71 million at the time of the offering’s closing in October 2006. The General Partner’s $800,000 investment represents a 1.1% limited partner interest in the Partnership.

Limited Optional Redemption — Our limited partnership units were sold pursuant to exemptions from registration under the Securities Act of 1933 and are not currently listed on a national exchange. These units will be transferable only if we register them under such laws, and such registration is not expected. We do not anticipate that any public market for the limited partnership units will develop. In order to provide limited partners with the possibility of liquidity, limited partners who have held their shares for at least three years may receive the benefit of interim liquidity by presenting all of those units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the shares presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of limited partner units redeemed by us exceed 2% of the number of units outstanding at the beginning of that 12-month period. We had no redemptions during the 2007 or 2006 periods.

Distributions — During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. A current distribution of 7.5% per annum on invested capital has been paid to date during the operating stage. During the liquidation stage of the Partnership (commencing in October 2012) net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

•
First - 99% to the limited partners and 1% to the General Partner until such time as the limited partners have received cumulative distributions from all sources (including monthly cash distributions during the operating stage of the Partnership) equal to 100% of their unreturned invested capital plus an amount equal to 10% per annum uncompounded on their invested capital.

•
Second - 100% to the General Partner until it has received cumulative distributions from all sources (other than with respect to its limited partner units it purchased) in an amount equal to 40% of the net cash flow paid to date to the limited partners in excess of their adjusted capital.

•	Thereafter - 60% to the limited partners and 40% to the General Partner.

Minority Interest - Minority interest represents a 40% ownership interest that one of our affiliate investment funds has in a real estate partnership that we consolidate as a result of our 60% controlling financial interest in such partnership.

9.	RELATED PARTY TRANSACTIONS

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the 2007 and 2006 periods:

Type of Service	Service Description & Compensation	2007	2006
Securities Commissions, Due Diligence and Marketing Reimbursements	Sales commissions (7.25%) and dealer manager fees (2.5%) paid for placement of the limited partnership units through unaffiliated broker/dealers and reimbursement of bona fide due diligence efforts (0.5%)	$--	$6,520,669
Organizational and Offering Cost Reimbursements	Reimbursement of the Partnership’s organizational and offering costs, including legal and accounting fees, printing costs, filing fees and distribution costs.	97,460	212,720
	Total	$97,460	$6,733,389

We have no employees or offices.  Additionally, certain of our affiliates receive fees and compensation during the operating stage of the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of salary and other overhead costs. The following table summarizes the amount of such compensation paid to our affiliates during the 2007 and 2006 periods:

Type of Service	Service Description & Compensation	2007	2006
Asset Management	1% of the net invested capital under management for accounting-related services, investor relations, facilitating the deployment of capital and other services provided by the General Partner in operating the Partnership	$617,753	$353,251
Development and Acquisitions	Between 3% and 6% of project costs for services provided by the affiliate in identifying, evaluating, procuring and, if applicable, developing properties (capitalized as part of real estate assets)	90,000	1,042,268
Property Management and Leasing	Property management fees are not to exceed 4% of gross rentals for providing property management, operating, maintenance and other services required to maintain a quality property. Leasing fees are not to exceed 2% of base rent on a lease renewal and 6% of based rent on an initial lease or procuring tenants and negotiating the terms of the tenant leases ($136,000 in leasing costs capitalized to deferred costs)	381,076	226,237
Additional Services	Financing coordination fee equal to 1% of the loan proceeds for procuring debt financing for Partnership	--	123,075
Brokerage	Brokerage fees are not to exceed 6% of the sales price for the sale of the property to an unaffiliated thirty party	--	23,250
Administration Costs Reimbursements	These costs represent actual expenses incurred by the General Partner in connection with its provision of administrative services, including personnel costs	191,674	--
	Total	$1,280,503	$1,768,081

See also Note 4 regarding investments in non-consolidated entities and Note 1 regarding notes receivable from related parties.

10.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

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

Additionally, during 2006, we generated proceeds of $775,000 from the sale to a third party of a ground-leased parcel of land on Olmos Creek property.

See Note 4 for a discussion of our 2007 investment activity with respect to our non-consolidated subsidiaries.

11.	COMMITMENTS AND CONTINGENCIES

Litigation - In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.

Environmental matters - In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim.

In conjunction with our acquisition of the Lantern Lane Shopping Center in September 2006, we identified an environmental exposure caused by a dry cleaning business that operated on the property prior to our ownership. Our agreement with the seller provides that, if the seller cannot satisfactorily evidence that they have performed such remediation, we can reduce our note payable to them by the lesser of the actual costs to remediate or $1.0 million. We believe that the remediation costs will not exceed $1.0 million based on our environmental investigation. We have not recorded a separate liability for this exposure as we believe that we are fully indemnified by the seller pursuant to this arrangement. To the extent that we are required to fund a portion of the remediation, such amount will be financed through the reduction of the note payable to the seller. We believe that this matter will not have an adverse effect on our consolidated financial position or results of operations, and we are aware of no other environmental exposures.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation For the year ended December 31, 2007
	Initial Cost			Total Cost
Property Description	Building and Improvements	Land	Cost Capitalized Subsequent to Acquisition (Note A)	Building and Improvements	Land	Total	Accumulated Depreciation	Date Acquired	Encumbrances

Westside Plaza	8,631,610	4,750,000	1,225,705	9,847,712	4,759,603	14,607,315	(635,149)	9/30/2005	10,548,224
Olmos Creek	9,829,663	4,261,553	(663,582)	9,879,040	3,548,594	13,427,634	(619,288)	6/30/2006	11,175,000
Lantern Lane	11,386,338	6,308,354	751,353	12,116,699	6,329,346	18,446,045	(747,073)	9/29/2006	13,440,000
Lake Houston	15,968,495	3,800,000	185,851	16,145,833	3,808,513	19,954,346	(1,113,531)	12/12/2005	15,675,000

Total	$45,816,106	$19,119,907	$1,499,326	$47,989,283	$18,446,056	$66,435,339	$(3,115,040)		$50,838,224

Note A - The negative balance for costs capitalized subsequent to acquisition could be the result of out-parcels sold or tenant activity.

Activity within real estate and accumulated depreciation during the three years in the period ended December 31, 2007 is as follows:

		Accumulated
	Cost	Depreciation
Balance at December 31, 2004	-	$-
Acquisitions / additions	33,437,701	-
Disposals	-	-
Depreciation expense	-	92,275
Balance at December 31, 2005	33,437,701	$92,275
Acquisitions / additions	33,001,921	-
Disposals	(757,140)	(3,251)
Depreciation expense	-	1,094,529
Balance at December 31, 2006	$65,682,482	$1,183,554
Acquisitions / additions	1,034,879	-
Disposals	(282,520)	(9,844)
Depreciation expense	-	1,941,330
Balance at December 31, 2007	$66,434,841	$3,115,040

Report of Independent Registered Public Accounting Firm

The Partners
AmREIT Casa Linda, L.P.:

We have audited the accompanying balance sheets of AmREIT Casa Linda, L.P. (the “Partnership”) as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital and cash flows for the year ended December 31, 2007 and for the period from December 8, 2006 (inception) through December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Casa Linda, L.P. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007 and for the period from December 8, 2006 (inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Houston, Texas

March 31, 2008

AmREIT Casa Linda, L.P.
BALANCE SHEETS
December 31, 2007 and December 31, 2006
(in thousands)

	December 31,	December 31,
	2007	2006
ASSETS
Real estate investments at cost:
Land	$11,420	$11,420
Buildings	29,834	29,645
Tenant improvements	530	442
	41,784	41,507
Less accumulated depreciation and amortization	(1,510)	(96)
	40,274	41,411

Intangible lease cost, net	3,152	4,403
Net real estate investments	43,426	45,814

Cash and cash equivalents	250	-
Tenant receivables	519	113
Deferred costs, net	401	428
Other assets	5,655	4,883
TOTAL ASSETS	$50,251	$51,238

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Notes payable	$37,950	$37,950
Accounts payable and accrued liabilities	1,558	75
Accounts payable - related party	117	262
Asset retirement obligations	800	800
Below market leases, net	945	1,599
Security deposits	108	120
TOTAL LIABILITIES	$41,478	$40,806

Partners' capital:
General partner	-	-
Limited partner	8,733	10,432
TOTAL PARTNERS' CAPITAL	$8,773	$10,432
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$50,251	$51,238

See Notes to Financial Statements.

AmREIT Casa Linda, L.P.
STATEMENTS OF OPERATIONS
For the year ended December 31, 2007 and for the period from
December 8, 2006 (inception) through December 31, 2006
(in thousands)

	2007	2006

Revenues:
Rental income from operating leases	$5,004	$391
Total revenues	5,004	391

Expenses:
General and administrative	54	-
Property expense	1,670	80
Property management fees - related party	163	8
Legal and professional	113	1
Depreciation and amortization	2,497	221
Total expenses	4,497	310

Operating income	507	81

Other income (expense):
Interest and other income	42	5
Interest expense	(2,172)	(142)
Income tax expense	(36)	-
Total other income (expense)	(2,166)	(137)

Net loss	$(1,659)	$(56)

See Notes to Financial Statements.

AmREIT Casa Linda, L.P.
STATEMENTS OF PARTNERS' CAPITAL
For the year ended December 31, 2007 and for the period from
December 8, 2006 (inception) through December 31, 2006
(in thousands)

	GP	LP	Total

Balance at December 8, 2006 (inception)	$-	$-	$-

Contributions	-	10,488	10,488
Net loss (1)	(1)	(55)	(56)
Curative allocation	1	(1)	-

Balance at December 31, 2006	$-	$10,432	$10,432

Net loss (1)	(17)	(1,642)	(1,659)
Curative allocation	17	(17)	-

Balance at December 31, 2007	$-	$8,773	$8,773

(1)
The allocation of net loss includes a curative allocation to increase the GP capital account by $17,000 and $1,000 for the 2007 and 2006 periods, respectively.  The partnership agreement provides that no partner shall be required to fund a deficit balance in their capital account.

See Notes to Financial Statements.

AmREIT Casa Linda, L.P.
STATEMENTS OF CASH FLOWS
For the year ended December 31, 2007 and for the period from
December 8, 2006 (inception) through December 31, 2006
(in thousands)

	2007	2006
Cash flows from operating activities:
Net loss	$(1,659)	$(56)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,081	134
Increase in tenant receivables	(405)	(113)
Increase in deferred costs	(44)	-
Increase in other assets	(772)	(4,308)
Increase in accounts payable and accrued liabilities	1,483	75
(Decrease) increase in accounts payable - related party	(145)	262
(Decrease) increase in security deposits	(12)	120
Net cash provided by (used in) operating activities	527	(3,886)

Cash flows from investing activities:
Improvements to real estate	(277)	-
Acquisition of investment properties	-	(6,172)
Net cash used in investing activities	(277)	(6,172)

Cash flows from financing activities:
Contributions	-	10,488
Loan acquisition costs	-	(430)
Net cash provided by financing activities	-	10,058

Net increase in cash and cash equivalents	250	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$250	$-

Supplemental schedule of cash flow information:

Cash paid during the year for interest	$1,929	$139

Supplemental schedule of non-cash transactions:

In conjunction with our acquisition of the Property in December 2006, we placed $37,950,000 in debt that was funded directly to the seller.  Additionally, we incurred a liability in the amount of $800,000 related to an asset retirement obligation. Included in other assets is $575,000 which was previously placed in an escrow account by the seller and was assigned to us as part of the acquisition.

See Notes to Financial Statements.

AmREIT Casa Linda, L.P.

Notes to Financial Statements

December 31, 2007 and 2006

1.	DESCRIPTION OF BUSINESS

AmREIT Casa Linda, L.P., a Texas limited partnership (the “Partnership”), was formed on December 8, 2006 to acquire Casa Linda, (the “Property”) a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 324,638 square feet. The property is in the planning stages of a significant redevelopment project that is expected to be completed during 2008. The General Partner of the Partnership is AmREIT Casa Linda GP, Inc.  The General Partner maintains its principal place of business in Houston, Texas.

The limited partners of the Partnership are AmREIT Monthly Income & Growth Fund III, Ltd. (MIG III) and AmREIT Monthly Income & Growth Fund IV, Ltd. (MIG IV). We have contracted with AmREIT Realty Investment Corporation (“ARIC”) to provide property management and leasing services. ARIC is a wholly-owned subsidiary of AmREIT (AMEX: AMY), a Texas real estate investment trust, and is an affiliate of MIG III and MIG IV.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. We were formed on December 8, 2006. Accordingly, the accompanying statements of operations, changes in partners’ capital and cash flows related to 2006 represent activity for the period from December 8, 2006 (inception) through December 31, 2006. Unless otherwise noted, all references to the “2006 period” or “the period ended December 31, 2006” refer to the short period of operations from December 8, 2006 through December 31, 2006.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that provide for additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the periods ended December 31, 2007 and 2006, we recognized percentage rents of $26,000 and $0, respectively. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. During the periods ended December 31, 2007 and 2006, we recognized no lease termination fees.

REAL ESTATE INVESTMENTS

Acquired Properties and Acquired Lease Intangibles — We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases.

Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 30 years for buildings, up to 6 years for site improvements and over the term of lease for tenant improvements.

Impairment - We review the property for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges were recognized during the 2007 and 2006 periods.

ENVIRONMENTAL EXPOSURES

We are subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations. However, we can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping center will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries are included in general and administrative expense. As of December 31, 2007 and 2006, we did not have an allowance for uncollectible accounts related to our tenant receivables.

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to loan acquisition costs as of December 31, 2007 and 2006 totaled $67,000 and $3,000, respectively. Accumulated amortization related to leasing costs as of December 31, 2007 and 2006 totaled $6,000 and $0, respectively.

INCOME TAXES

Federal - No provision for U.S. federal income taxes is included in the accompanying financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin. The Texas Margin Tax accrued as of December 31, 2007 and 2006 totaled $36,000 and $0, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash and cash equivalents, tenant receivables, note payable, accounts payable and accrued liabilities, and accounts payable-related party. The carrying value of cash, cash equivalents, tenant receivables, accounts payable and accrued liabilities, and accounts payable-related party are representative of their respective fair values due to the short-term nature of these instruments. As of December 31, 2007 and 2006, the carrying value of our total debt obligations was $38.0 and $38.0 million, respectively; all of which represents fixed-rate obligations with an estimated fair value of $38.2 and $36.7 million, respectively, based on a discounted cash flow analysis using current market rates of interest.

NEWACCOUNTING STANDARDS

In September 2006, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on our results of operations or financial position.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We currently do not plan to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R).  SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the potential impact of SFAS No. 141R on our financial position and results of operations beginning for fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

INTEREST

Interest is charged to interest expense as it accrues. No interest was capitalized during the 2007 or 2006 period.

3.	OPERATING LEASES

Our operating leases generally range from one month to thirteen years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2007 is as follows (in thousands):

2008	$3,077
2009	2,119
2010	1,522
2011	965
2012	638
Thereafter	4,374
$12,695

Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements recognized as revenue totaled $1.3 million and $0.1 million during the 2007 and 2006 periods, respectively.

4.	ACQUIRED LEASE INTANGIBLES

In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and out-of-market leases.  Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 1 month to 13 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense.  The amortization expense related to in-place leases was $1,077,000 and $81,000 during 2007 and 2006, respectively.  The amortization of above-market leases, which was recorded as a reduction of rental income, was $173,000 and $14,000 during 2007 and 2006, respectively.

In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	December 31, 2007		December 31, 2006
	In-Place leases	Above-market leases	In-Place leases	Above-market leases
Cost	$2,757	$1,718	$2,776	$1,722
Accumulated amortization	(1,140)	(183)	(81)	(14)
Intangible lease cost, net	$1,617	$1,535	$2,695	$1,708

Acquired lease intangible liabilities (below-market leases) are net of previously accreted minimum rent of $702,000 and $58,000 at December 31, 2007 and 2006, respectively and are accreted over the leases’ remaining terms, which range from 1 month to 13 years. Accretion of below market leases was approximately $653,000 and $58,000 during the 2007 and 2006 periods, respectively.  Such accretion is recorded as an increase to rental income.

The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense (in-place lease value)	Rental Income (out-of-market leases)

2008	$695	$(357)
2009	376	(112)
2010	199	58
2011	83	122
2012	45	134
	$1,398	$(155)

5.	NOTES PAYABLE

Our outstanding debt at December 31, 2007 and 2006 consisted entirely of a $38.0 million fixed-rate mortgage loan, which requires monthly interest-only payments and matures in January 2014. Our mortgage loan is secured by certain real estate properties and may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty.

As of December 31, 2007, the interest rate on our fixed-rate debt is 5.5%, and the remaining life is 6 years. As of December 31, 2007, scheduled principal repayments on our note payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2008	--	--	--
2009	--	--	--
2010	--	--	--
2011	--	--	--
2012	--	--	--
Beyond five years	--	37,950	37,950
Total	$--	$37,950	$37,950

6.	CONCENTRATIONS

As of December 31, 2007, Casa Linda consisted of 63 tenants; none of which comprised more than 10% of our total base rent.  Following are the rental income generated by our top tenants during the period ended December 31 ($ in thousands):

Tenant	2007	2006
Albertson’s	$287	$19
24 Hour Fitness	229	23
El Fenix Restaurant	181	12
PETCO	178	11
Chili’s Restaurant	144	12
	$1,019	$77

7.	RELATED PARTY TRANSACTIONS

We have no employees or offices. We rely on our General Partner to manage our business and affairs. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties to us. These services primarily include the supervision of the management and leasing of the Property. As a result, we are dependent upon AmREIT and its affiliates. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. During 2007 and 2006 we incurred property management and leasing fees of $207,000 and $8,000, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Litigation - In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.

Environmental matters - In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim.

In conjunction with our acquisition of Casa Linda in December 2006, we identified an environmental exposure caused by a dry cleaning business that operated on the property prior to our ownership. We estimate that our obligation related to remediation of this exposure will be approximately $800 thousand.  Such amount has been placed in escrow and represents the deductible amount under an environmental insurance policy that we placed on the property upon acquisition.  We have recorded an asset retirement obligation for $800 thousand and capitalized those estimated costs to Land in our accompanying balance sheet.  We believe that this matter will not have an adverse effect on our financial position or results of operations, and we are aware of no other environmental exposures

Report of Independent Registered Public Accounting Firm

The Partners
5433 Westheimer, L.P.:

We have audited the accompanying balance sheets of 5433 Westheimer, L.P. (the “Partnership”) as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital and cash flows for the year ended December 31, 2007 and for the period from March 31, 2006 (inception) through December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 5433 Westheimer, L.P. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007 and for the period from March 31, 2006 (inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Houston, Texas

March 31, 2008

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
5433 WESTHEIMER, L.P.
BALANCE SHEETS
December 31, 2007 and December 31, 2006
(in thousands)

	December 31,	December 31,
	2007	2006
ASSETS
Real estate investments at cost:
Land	$3,483	$3,483
Buildings	7,696	7,527
Tenant improvements	377	474
	11,556	11,484
Less accumulated depreciation and amortization	(842)	(406)
	10,714	11,078

Intangible lease cost, net	745	1,390
Net real estate investments	11,459	12,468

Cash and cash equivalents	164	194
Tenant receivables	159	188
Accounts receivable	9	6
Accounts receivable - related party	173	-
Deferred costs	23	12
Other assets	837	98
TOTAL ASSETS	$12,824	$12,966

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Notes payable - related party	$7,035	$7,035
Accounts payable and accrued liabilities	484	317
Accounts payable - related party	107	43
Asset retirement obligations	2,800	2,800
Below market leases, net	20	88
Prepaid rent	9	5
Security deposits	86	89
TOTAL LIABILITIES	$10,541	$10,377

Partners' capital:
General partner	-	-
Limited partner	2,283	2,589
TOTAL PARTNERS' CAPITAL	$2,283	$2,589
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$12,824	$12,966

See Notes to Financial Statements.

5433 WESTHEIMER, L.P.
STATEMENTS OF OPERATIONS
For the year ended December 31, 2007 and for the period from
March 31, 2006 (inception) through December 31, 2006
(in thousands)

	2007	2006
Revenues:
Rental income from operating leases	$1,531	$1,240
Total revenues	1,531	1,240

Expenses:
General and administrative	126	86
Property expense	1,221	780
Legal and professional	139	14
Depreciation and amortization	1,170	788
Total expenses	2,656	1,668

Operating loss	(1,125)	(428)

Other income (expense):
Interest expense - related party	(520)	(393)
Interest and other income	77	1
Income tax expense	(12)	-
Total other income (expense)	(455)	(392)
Net loss	$(1,580)	$(820)

See Notes to Financial Statements.

5433 WESTHEIMER, L.P.
STATEMENTS OF PARTNERS' CAPITAL
For the year ended December 31, 2007 and for the period from
March 31, 2006 (inception) through December 31, 2006
(in thousands)

	GP	LP	Total

Balance at March 31, 2006 (inception)	$-	$-	$-

Contributions	-	3,409	3,409
Net loss (1)	(8)	(812)	(820)
Curative allocation	8	(8)	-

Balance at December 31, 2006	$-	$2,589	$2,589

Contributions		1,274	1,274
Net loss (1)	(16)	(1,564)	(1,580)
Curative allocation	16	(16)	-

Balance at December 31, 2007	$-	$2,283	$2,283

(1)
The allocation of net loss includes a curative allocation to increase the GP capital account by $8,000 and $16,000 for the 2007 and 2006 periods, respectively. The partnership agreement provides that no partner shall be required to fund a deficit balance in their capital account.

See Notes to Financial Statements.

5433 WESTHEIMER, L.P.
STATEMENTS OF CASH FLOWS
For the year ended December 31, 2007 and for the period from
March 31, 2006 (inception) through December 31, 2006
(in thousands)

	2007	2006
Cash flows from operating activities:
Net loss	$(1,580)	$(820)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,119	842
(Increase) decrease in tenant receivables	18	(155)
(Increase) in accounts receivable	(3)	(6)
(Increase) in accounts receivable - related party	(173)	-
Decrease (increase) in accrued rental income	11	(33)
Increase in deferred costs	-	(15)
Increase in other assets	(739)	(84)
Increase in accounts payable and other liabilities	167	317
Increase in prepaid rent	4	5
Increase in accounts payable - related party	64	43
(Decrease) increase in security deposits	(3)	89
Net cash (used in) provided by operating activities	(1,115)	183

Cash flows from investing activities:
Improvements to real estate	(189)	-
Acquisition of investment properties	-	(10,433)
Net cash used in investing activities	(189)	(10,433)

Cash flows from financing activities:
Proceeds from notes payable - related party	-	7,035
Contributions	1,274	3,409
Net cash provided by financing activities	1,274	10,444

Net (decrease) increase in cash and cash equivalents	(30)	194
Cash and cash equivalents, beginning of period	194	-
Cash and cash equivalents, end of period	$164	$194

Supplemental schedule of cash flow information:
Cash paid during the year for interest	$522	$350

Supplemental schedule of non-cash transactions:
In conjunction with our acquisition of the Property in March 2006, we incurred a liability in the amount of $2.8 million related to an asset retirement obligation.

See Notes to Financial Statements.

5433 Westheimer, L.P.
Notes to Financial Statements

December 31,2007 and 2006

1.	DESCRIPTION OF BUSINESS

5433 Westheimer, L.P., a Texas limited partnership (the “Partnership”), was formed on March 31, 2006 to acquire 5433 Westheimer (the “Property” an office building located in Houston, Texas with a gross leasable area of 134,000 square feet.) We commenced redevelopment of the Property during 2008 and expect it to be complete in 2009 or early 2010. The General Partner of the Partnership is AmREIT 5433 Westheimer GP, LLC.  The General Partner maintains its principal place of business in Houston, Texas.  The limited partners of the Partnership are AmREIT Monthly Income & Growth Fund III, Ltd. (MIG III), and Westheimer SPL Associates, LTD.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. We were formed on March 31, 2006. Accordingly, the accompanying statements of operations, changes in partners’ capital and cash flows related to 2007 and 2006 represent activity for the year ended December 31, 2007 and for the period from March 31, 2006 (inception) through December 31, 2006. Unless otherwise noted, all references to the “2006 period” or “the period ended December 31, 2006” refer to the short period of operations from March 31, 2006 through December 31, 2006.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. During the periods ended December 31, 2007 and December 31, 2006 we recognized no lease termination fees.

REAL ESTATE INVESTMENTS

Acquired Properties and Acquired Lease Intangibles — We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases.

Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 20 years for buildings, up to 4 years for site improvements and over the term of lease for tenant improvements.

Impairment - We review the property for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges were recorded during the 2007 or 2006 periods.

ENVIRONMENTAL EXPOSURES

We are subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations .However, we can give no assurance that existing environmental studies with respect to the shopping center have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping center will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries are included in general and administrative expense. As of December 31, 2007 and 2006, we did not have an allowance for uncollectible accounts related to our tenant receivables.

Accounts Receivable-Related Party - Accounts receivable-related party represents amounts due from affiliates for their portion of earnest money on the acquisition of the property.

DEFERRED COSTS

Deferred costs include deferred leasing costs, net of amortization. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to leasing costs as of December 31, 2007, and December 31, 2006 totaled $11,000 and $3,000, respectively.

INCOME TAXES

Federal - No provision for U.S. federal income taxes is included in the accompanying financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin. At December 31, 2007, we had accrued State Taxes related to the Margin Tax of $12,000.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable-related party, note payable-related party, accounts payable, and accounts payable-related party. The carrying value of cash, cash equivalents, tenant receivables, accounts receivable, accounts receivable-related party, accounts payable, and accounts payable-related party are representative of their respective fair values due to the short-term nature of these instruments. As of December 31, 2007, the carrying value of our total debt obligations was $7.0 million, all of which represents variable-rate obligations.  At December 31, 2007 the variable interest rate was 6.82%.

NEWACCOUNTING STANDARDS

In September 2006, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on our results of operations or financial position.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We currently do not plan to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R).  SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the potential impact of SFAS No. 141R on our financial position and results of operations beginning for fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

INTEREST

Interest is charged to interest expense as it accrues. No interest was capitalized during the 2007 and 2006 period, as redevelopment did not commence until 2008.

3.	OPERATING LEASES

Our operating leases range from one year to six years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2007 is as follows (in thousands):

2008	$1,167
2009	799
2010	624
2011	248
2012	26
Thereafter	2
$2,866

Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements totaled $147,000 and $ 152,000 during the 2007 and 2006 periods, respectively.

4.	ACQUIRED LEASE INTANGIBLES

In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date.  Such intangibles include the value of in-place leases and out-of-market leases.  Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 2 months to 6 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense.  The amortization expense related to in-place leases was $557,000 and $381,000 during 2007, and 2006, respectively.  The amortization of above-market leases, which was recorded as a reduction of rental income, was $88,000 and $74,000 during 2007 and  2006, respectively.

In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	December 31, 2007		December 31, 2006
	In-Place leases	Above-market leases	In-Place leases	Above-market leases
Cost	$1,081	$309	$1,491	$354
Accumulated amortization	(529)	(116)	(381)	(74)
Intangible lease cost, net	$552	$193	$1,110	$280

Acquired lease intangible liabilities (below-market leases) are net of previously accreted minimum rent of $23,000 and $23,000 at December 31, 2007 and 2006, respectively and are accreted over the leases’ remaining terms, which range from 2 month to 6 years.  Accretion of below-market leases was $68,000 and $23,000 during 2007 and 2006, respectively.  Such accretion is recorded as an increase to rental income.

The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense (in-place lease value)	Rental Income (out-of-market leases)

2008	$153	$4
2009	122	4
2010	53	2
2011	49	-
2012	37	-
	$414	$10

5.	NOTE PAYABLE - RELATED PARTY

Our outstanding debt at December 31, 2007 consists entirely of a $7.0 million variable rate mortgage loan payable to MIG III.  This note requires monthly interest-only payments and is secured by the Property.  Interest-only loans are generally due in full at maturity. The interest related to this debt is at a variable interest rate of LIBOR plus 2.0%. At December 31, 2007, the variable interest rate was 6.82%.  See Note 9 for discussion of a subsequent event related to this note payable.

6.	CONCENTRATIONS

As of December 31, 2007, 5433 Westheimer consisted of 52 tenants. At December 31, 2007, one tenant comprised 10% or more of our total base rent- Prosperity Bank (27%).  Following are the base rents generated by our top tenants during the 2007 and 2006 periods ($ in thousands):

Tenant	2007	2006
Prosperity Bank	$386	$309
Parkstone Development	92	66
Model’s Network	88	68
Ionex Communications	67	58
World Trade Network	52	72
	$685	$573

7.	RELATED PARTY TRANSACTIONS

We have no employees or offices. We rely on certain of our affiliates to manage our business and affairs. We utilize the services of an affiliate of Westheimer SPL Associates, LTD. These services include the supervision of the management and leasing of the Property, and other administrative responsibilities such as accounting. As a result, we are dependent upon Westheimer SPL Associates, LTD. and its affiliates. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services.  Our affiliates receive fees primarily for providing services to us in the areas of property management and leasing.  During 2007 and 2006 we incurred property management and leasing fees of $52,000 and $38,000, respectively.

8.	COMMITMENT AND CONTINGENCIES

Litigation - In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.

Environmental matters - In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim.

In conjunction with our acquisition of the Property in March 2006, we identified that the office building has asbestos-containing material.  The asbestos will be remediated as part of our redevelopment of the office building.  We estimate that our obligation related to remediation of this exposure will be approximately $2.8 million. We considered this liability in determining the appropriate allocation of the Property’s purchase price and have recorded an asset retirement obligation for $2.8 million. We capitalized these estimated costs to Buildings in our accompanying balance sheet.  We believe that this matter will not have an adverse effect on our financial position or results of operations, and we are aware of no other environmental exposures.

9.	SUBSEQUENT EVENT

During 2008, the Property was refinanced with a third party lender in connection with the planned redevelopment.  In conjunction with that refinancing, the $7.0 million note payable due to MIG III was converted to equity in order to meet the lender’s equity contribution requirement of approximately $10.0 million.

PART III

ITEM 1. INDEX TO EXHIBITS

INDEX TO EXHIBITS

The following exhibits are filed as part of this Form 10-SB Registration Statement and numbered in accordance with Part III of Form 10-SB.

Exhibit No.	Description
3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund III, Ltd., dated April 19, 2005.
3.2	Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund III, Ltd., dated April 19, 2005, between AmREIT Income & Growth III Corporation and the limited partners thereto.
10.1	Fixed Rate Note (A Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.
10.2	Fixed Rate Note (B Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.
10.3
Loan and Assumption Agreement, dated September 30, 2005, among AmREIT Westside Plaza, LP, AmREIT Monthly Income & Growth Fund III, Ltd., AmREIT, Shafer Plaza I, Ltd., Steven G. Shafer, Wells Fargo Bank, N.A., and CBA-Mezzanine Capital Finance, LLC.

10.4	Second Amended and Restated Property Management and Leasing Agreement, dated December 28, 2005, between AmREIT Westside Plaza, LP and AmREIT Realty Investment Corporation.
10.5	Management and Leasing Agreement, dated November 22, 2005, between AmREIT Lake Houston, LP and AmREIT Realty Investment Corporation.
10.6	Promissory Note, dated December 12, 2005, between AmREIT Lake Houston, LP and Morgan Stanley Mortgage Capital, Inc.
10.7	Commercial Property Management and Leasing Agreement, dated March 30, 2006, between 5433 Westheimer, LP and Songy Partners Limited.
10.8	Promissory Note, dated September 28, 2006, between AmREIT Lantern Lane, LP and Differential Development — 1994, Ltd.
10.9	Management and Leasing Agreement, dated September 28, 2006, between AmREIT Lantern Lane, LP and AmREIT Realty Investment Corporation.
10.10	Promissory Note, dated December 8, 2006, between AmREIT Casa Linda, LP and Morgan Stanley Mortgage Capital, Inc.
10.11	Secured Promissory Note, dated September 29, 2006, between AmREIT Olmos Creek, LP and NLI Commercial Mortgage Fund, LLC.
10.12	Management and Leasing Agreement, dated January 26, 2007, between AmREIT Olmos Creek, LP and AmREIT Realty Investment Corporation.
10.13	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Preston Towne Crossing, LP and AmREIT Realty Investment Corporation.
10.14	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Berkeley, LP and AmREIT Realty Investment Corporation.
10.15
Loan Assumption Agreement, dated December 7, 2006, among Berkeley Center, Ltd., William Hutchinson, AmREIT SSPF Berkeley, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.

10.16
Loan Assumption Agreement, dated December 7, 2006, among PTC Dunhill Holdings, Ltd., William Hutchinson, AmREIT SSPF Preston Towne Crossing, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT Monthly Income & Growth Fund III, Ltd

	By:	AmREIT Monthly Income & Growth III
Corporation, its General Partner
Date: March 31, 2008

	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer, and Director

	By:	/s/ Chad C. Braun
Chad C. Braun
Executive Vice President, Chief Financial Officer
Treasurer and Secretary