Form 10-Q
period 2008-03-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2008-05-15
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission File Number: 000-52619
AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. (Exact Name of Registrant as Specified in its Charter)
Texas (State or Other Jurisdiction of Incorporation or Organization)	20-2964630 (I.R.S. Employer Identification No.)
8 Greenway Plaza, Suite 1000 Houston, Texas (Address of Principal Executive Offices)	77046 (Zip Code)

713-850-1400 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007
(in thousands)

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)
Real estate investments at cost:
Land	$18,446	$18,446
Buildings	47,106	47,105
Tenant improvements	890	884
	66,442	66,435
Less accumulated depreciation and amortization	(3,570)	(3,115)
	62,872	63,320

Investment in non-consolidated entities	25,165	22,449
Intangible lease cost, net	3,054	3,246
Net real estate investments	91,091	89,015

Cash and cash equivalents	4,900	5,245
Tenant receivables, net	808	630
Accounts receivable	38	7
Accounts receivable - related party	1,184	1,307
Notes receivable	2,089	-
Notes receivable - related party	2,073	8,710
Deferred costs, net	600	594
Other assets	819	621
TOTAL ASSETS	$103,602	$106,129

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Notes payable	$50,801	$50,838
Accounts payable	1,128	1,278
Accounts payable - related party	147	77
Below market leases, net	658	706
Security deposits	134	123
TOTAL LIABILITIES	52,868	53,022

Minority interest	2,137	2,146

Partners' capital:
General partner	-	-
Limited partners, 2,843 units outstanding	48,597	50,961
TOTAL PARTNERS' CAPITAL	48,597	50,961
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$103,602	$106,129

See Notes to Consolidated Financial Statements.
~1~

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended March 31,
	2008	2007

Revenues:
Rental income from operating leases	$1,792	$1,741
Total revenues	1,792	1,741

Expenses:
General and administrative	38	20
General and administrative - related party	81	-
Asset management fees - related party	154	154
Property expense	434	456
Property management fees - related party	62	59
Legal and professional	203	43
Depreciation and amortization	631	671
Total expenses	1,603	1,403

Operating income	189	338

Other income (expense):
Interest income - related party	11	130
Interest and other income	141	258
Interest expense	(776)	(775)
Loss from non-consolidated entities	(577)	(110)
Minority interest in loss of consolidated subsidiaries	9	29
Income tax expense	(15)	(15)
Total other income (expense)	(1,207)	(483)

Net loss	$(1,018)	$(145)

See Notes to Consolidated Financial Statements
~2~

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
For the three months ended March 31, 2008
(in thousands)
(unaudited)

	GP	LP	Total

Balance at December 31, 2007	$-	$50,961	$50,961

Contributions, net of offering costs	-	-	-
Net loss (1)	14	(1,032)	(1,018)
Distributions	(14)	(1,332)	(1,346)

Balance at March 31, 2008	$-	$48,597	$48,597

(1)	The allocation of net loss includes a curative allocation to increase the GP capital account by $141. The partnership agreement provides that no partner shall be required to fund a deficit in their capital account

See Notes to Consolidated Financial Statements.

~3~

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,018)	$(145)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss from non-consolidated entities	577	110
Depreciation and amortization	626	635
Minority interest in loss of consolidated subsidiaries	(9)	(29)
Increase in tenant receivables	(178)	(191)
Increase in accounts receivable	(31)	(1)
Decrease (increase) in accounts receivable - related party	123	(102)
Increase in deferred costs	(33)	(86)
(Increase) decrease in other assets	(198)	(129)
Decrease in accounts payable	(150)	(532)
Increase in accounts payable - related party	70	104
Increase in security deposits	11	1
Net cash used in operating activities	(210)	(365)

Cash flows from investing activities:
Improvements to real estate	(7)	(423)
Payments received on notes receivable	1,429	-
Increase in notes receivable - related party	(398)	(1,614)
Investment in non-consolidated entities	(441)	-
Distributions from non-consolidated entities	665	-
Net cash provided by (used in) investing activities	1,248	(2,037)

Cash flows from financing activities:
Payments on notes payable	(37)	(36)
Issuance costs	-	(14)
Distributions	(1,346)	(1,337)
Net cash used in financing activities	(1,383)	(1,387)

Net decrease in cash and cash equivalents	(345)	(3,789)
Cash and cash equivalents, beginning of period	5,245	23,128
Cash and cash equivalents, end of period	$4,900	$19,339

Supplemental schedule of cash flow information:

Cash paid during the year for interest	$759	$757

Supplemental schedule of noncash investing and financing activities:

    During 2008 the $7.0 million note receivable from our 5433 Westheimer property was converted to equity.
    In conjunction with the equity conversion, we obtained a $3.5 million note receivable from our joint venture partner in the 5433 Westheimer property.

See Notes to Consolidated Financial Statements.

~4~

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT Monthly Income & Growth Fund III, Ltd., a Texas limited partnership (hereinafter referred to as the “Partnership,” “MIG III,” “we,” “us” or “our”), was formed on April 19, 2005 to directly or indirectly acquire, develop and hold for lease primarily commercial retail real estate net leased to high quality tenants. The General Partner of the Partnership is AmREIT Monthly Income & Growth III Corporation, a Texas corporation (the “General Partner”), which is a subsidiary of AmREIT, a Texas real estate investment trust. The General Partner maintains its principal place of business in Houston, Texas.

We commenced our principal operations on June 30, 2005 when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum dated April 19, 2005 (the “Offering Memorandum”) and issued the initial 80 limited partnership units (the “Units”). As of October 31, 2006, we had received $71.1 million for the sale of 2,844 Units and closed the Offering. At March 31, 2008, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an investment interest in eight other properties comprising 1,243,000 square feet of gross leasable area.

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

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2007 are derived from our audited financial statements at that date.  In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted of normal recurring items.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that provide for additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the three months ended March 31, 2008 and 2007, there were no percentage rents recognized. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. During the three months ended March 31, 2008 and 2007, there were no lease termination fees recognized.

REAL ESTATE INVESTMENTS

Development Properties - Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize acquisition costs as incurred. Such costs are expensed if and when the acquisition becomes no longer probable. During the three months ended March 31, 2008 and 2007, we did not capitalize any interest or taxes on properties under development.

Acquired Properties and Acquired Lease Intangibles - We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements.

Properties Held for Sale - Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of March 31, 2008 and December 31, 2007, we had no properties held for sale.

Impairment - We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges were recognized during three months ended March 31, 2008 and 2007.

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

~5~

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables - included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer creditworthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries are included in general and administrative expense. As of March 31, 2008 and December 31, 2007, our allowance for uncollectible accounts related to our tenant receivables was $25,000 and $34,000, respectively.

Accounts Receivable Related Party - included in accounts receivable related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their development needs. These cash advances are due upon demand.

Notes Receivable - included in notes receivable is a loan made to our joint venture partner that owns a 50% interest in our 5433 Westheimer property.  During 2008 the $7.0 million note receivable from the 5433 Westheimer property was converted to equity.  In conjunction with the equity conversion, we obtained a $3.5 million note receivable from our joint venture partner. As of March 31, 2008, $1.4 million of the note had been paid down.

Notes Receivable Related Party - included in notes receivable related party are cash advances provided to certain of our investment entities, primarily for their short-term working capital needs.

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to loan acquisition costs as of March 31, 2008 and December 31, 2007 totaled $140,000 and $211,000, respectively. During the first quarter of 2008, we reduced accumulated amortization by $90,000 related to deferred loan acquisition costs that were fully amortized as of December 31, 2007. Accumulated amortization related to leasing costs as of March 31, 2008 and December 31, 2007, totaled $26,000 and $18,000, respectively.

INCOME TAXES

Federal - No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. We have recorded a tax provision of approximately $15,000 for the Texas Margin Tax for each three month period ended March 31, 2008 and 2007.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable related party, notes receivable, notes receivable related party, accounts payable, accounts payable related party, and notes payable. The carrying value of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable related party, notes receivable, notes receivable related party, accounts payable, and accounts payable related party, are representative of their respective fair values due to the short-term nature of these instruments. As of March 31, 2008 and December 31, 2007, the carrying value of our total debt obligations was $50.8 and $50.8 million, respectively, all of which represent fixed-rate obligations with an estimated fair value of $56.4 million and $53.6 million, respectively, based on a discounted cash flow analysis using current market rates of interest.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In December 2003, the Financial Accounting Standards Board (“FASB”) reissued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46R), as revised.  FIN No. 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights.  FIN No. 46R requires a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  Disclosures are also required about variable interest entities in which a company has a significant variable interest but that it is not required to consolidate.  As of March 31, 2008 and December 31, 2007, we were not invested in any entities that qualify as variable interest entities pursuant to FIN No. 46R.

NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on our results of operations or financial position.

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

In December 2007, the FASB revised SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the potential impact of SFAS No. 141R on our financial position and results of operations beginning for fiscal year 2009.

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

~6~

OFFERING COSTS

The General Partner funded all of the organization and offering costs on the Partnership’s behalf. As of March 31, 2008, we had reimbursed the General Partner for approximately $418,000 of organization and offering costs. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs are treated as a reduction of partners’ capital along with sales commissions and dealer manager fees of 7.75% and 2.5%, respectively. (See Note 8.)

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

SEGMENT REPORTING

The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We determined that we have one reportable segment, with activities related to investing in real estate. Our investments in real estate generate rental revenue and other income through the leasing of multi-tenant retail properties, which comprised 100% of our total consolidated revenues for all periods presented. We evaluate operating performance on an individual property level. However, as each of our properties have similar economic characteristics, tenants and products and services, our properties have been aggregated into one reportable segment.

3.           INVESTMENTS IN NON-CONSOLIDATED ENTITIES

Since inception, we made the following investments in five entities through which we own an interest in seven properties:

•
In November 2007, we acquired a 30% interest in AmREIT Westheimer Gessner, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entites, AmREIT Monthly Income & Growth Fund IV, L.P. and AmREIT Realty Investment Company.

•
In August 2007, we acquired a 30% interest in AmREIT Woodlake Square, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 206,000 square feet. The remaining 70% is owned by affiliated AmREIT entites, AmREIT Monthly Income & Growth Fund IV, L.P. and AmREIT Realty Investment Company.

•
In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 325,000 square feet.  The remaining 50% is owned by AmREIT Monthly Income & Growth Fund IV, L.P.

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

We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities (at 100%) is summarized as of and for the three months ended March 31, 2008 and 2007 as follows (in thousands):

	Three months ended March 31,
	2008	2007
Revenue	$4,898	$3,736
Loss from continuing operations	(1,931)	(44)
Net loss	(1,931)	(44)

~7~

4.           ACQUIRED LEASE INTANGIBLES

In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and out-of-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 2 years to 25 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was approximately $176,000 and $260,000 for the three months ended March 31, 2008 and 2007, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $16,000 and $18,000 during the three months ended March 31, 2008 and 2007, respectively.

In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	March 31, 2008		December 31, 2007
	In-Place leases	Above-market leases	In-Place leases	Above-market leases
Cost	$4,635	$293	$4,635	$293
Accumulated amortization	(1,771)	(103)	(1,595)	(87)
Intangible lease cost, net	$2,864	$190	$3,040	$206

Acquired lease intangible liabilities (below-market leases) of $1.2 million as of March 31, 2008 and December 31, 2007 are net of previously accreted minimum rent of approximately $503,000 and $455,000 at March 31, 2008 and December 31, 2007, respectively. Below-market leases are accreted over the leases’ remaining terms, which range from 2 to 25 years. Accretion of below market leases was approximately $48,000 and $75,000 during the three months ended March 31, 2008 and 2007, respectively.  Such accretion is recorded as an increase to rental income.

5.           NOTES PAYABLE

Our outstanding debt at March 31, 2008 and December 31, 2007, consisted entirely of fixed-rate mortgage loans of approximately $50.8 million. Our mortgage loans are secured by certain real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms ranging from September 2011 through January 2036.

As of March 31, 2008, the weighted-average interest rate on our fixed-rate debt is 5.9%, and the weighted average remaining life of such debt is 12.9 years. As of March 31, 2008, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2008	$109	$-	$109
2009	156	-	156
2010	165	-	165
2011	174	24,615	24,789
2012	183	-	183
Thereafter	495	24,904	25,399
Total	$1,282	$49,519	$50,801

~8~

6.           CONCENTRATIONS

As of March 31, 2008 and December 31, 2007, each of our four consolidated properties individually comprised greater than 12% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, three of our four properties are located in the Houston metropolitan area. These Houston properties represent 82% and 79% of our rental income for the three months ended March 31, 2008 and 2007.  Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the revenues generated by our top tenants during the three months ended March 31, 2008 and 2007 (in thousands):

Tenant	2008	2007
H-E-B Grocery	$491	$422
Designer Shoe Warehouse	191	193
Rice Food Markets, Inc.	117	109
Blockbuster Video	75	79
Fidelity Investments	73	73
	$947	$876

7.           PARTNERS’ CAPITAL AND MINORITY INTEREST

The General Partner invested $800,000 as a limited partner and $1,000 as a general partner. We began raising capital in June 2005 and had raised approximately $71 million at the time of the offering’s closing in October 2006. The General Partner’s $800,000 investment represents a 1.1% limited partner interest in the Partnership.

Limited Optional Redemption — Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933 and are not currently listed on a national exchange. These Units will be transferable only if we register them under such laws, and such registration is not expected. We do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, limited partners who have held their shares for at least three years may receive the benefit of interim liquidity by presenting all of those units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We had no redemptions during the 2007 or 2006 periods.

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

8.           RELATED PARTY TRANSACTIONS

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
Type of Service	2008	2007

Organizational and Offering Cost Reimbursements	$-	$14
Asset Management Fees	154	154
Property Management and Leasing	95	144
Administrative Costs Reimbursements	81	-
	$330	$312

In addition to the above fees paid by us, the non-consolidated entities in which we have investments pay property management, leasing, acquisition and certain other real estate fees to one of our affiliated entities.  See also Note 3 regarding investments in non-consolidated entities and Note 2 regarding notes receivable from related parties.

9.           REAL ESTATE ACQUISITIONS AND DISPOSITIONS

We did not make any property acquisitions or dispositions during the three months ended March 31, 2008 and 2007.

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

Additionally, during 2006, we generated proceeds of $775,000 from the sale to a third party of a ground-leased parcel of land on the Olmos Creek property.

See Note 3 for a discussion of our investment activity since our inception with respect to our non-consolidated entities.

10.           COMMITMENTS AND CONTINGENCIES

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

~9~

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have no employees and are managed by AmREIT Monthly & Income III Corporation, our General Partner, pursuant to our Partnership Agreement.  Our General Partner is a wholly owned subsidiary of AmREIT, a Texas real estate investment trust with shares of common stock traded on the American Stock Exchange (AMEX: AMY).  We qualify as a partnership for federal income tax purposes.

As of March 31, 2008, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an investment interest in eight other properties comprising 1,243,000 square feet of gross leasable area. A majority of our properties are located in highly populated, suburban communities in Texas.  We derive a substantial portion of our revenue from rental income from these properties.  As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness.  Rental income accounted for 100% of our total revenue during the three months ended March 31, 2008 and 2007. As of March 31, 2008, our properties were 82% leased and the average debt leverage ratio of the properties in which we have an investment was approximately 51%, with 85% of such debt carrying a fixed rate of interest.

Summary of Critical Accounting Policies

The preparation of the condensed consolidated financial statement information contained herein requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Partnership’s critical accounting policies that the Partnership believes could have the most significant effect on the Partnership’s reported results and require subjective or complex judgments by management is contained in “Item 6. Management’s Discussion and Analysis or Plan of Operation” of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Management believes that as of March 31, 2008, there have been no material changes to this information.

Results of Operations

We commenced our principal operations on June 30, 2005, when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued the initial 80 Units to investors.  During 2005, we acquired a direct interest in a property on September 30, 2005 and acquired an interest in another property on December 12, 2005 through a consolidated joint venture.  During 2006, we acquired direct interests in two more properties, one on June 30, 2006 and the other on September 29, 2006.  In 2006, we also made investments in three joint ventures through which we obtained an ownership interest in five other properties. In 2007, we made investments in two more joint ventures through which we obtained an ownership interest in two other properties. As of March 31, 2008, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an investment interest in eight other properties comprising 1,243,000 square feet of gross leasable area.

Our direct property acquisitions were accounted for as purchases and the results of their operations are included in our consolidated financial statements from their respective dates of acquisition. We report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them.

Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

Revenue.  Revenue increased approximately $51,000 to approximately $1.8 million during the three months ended March 31, 2008 compared to approximately $1.7 million for the three months ended March 31, 2007.   This increase was primarily due to an increase in the number of tenants at Westside Plaza.

General & Administrative. General and administrative expenses increased approximately $18,000 to approximately $38,000 during the three months ended March 31, 2008 compared to approximately $20,000 for the three months ended March 31, 2007.  This increase was primarily due to an increase in leasing cost amortization and bad debt expense.

General & Administrative – Related Party.  General and administrative expenses paid to our affiliate increased $81,000 to approximately $81,000 during the three months ended March 31, 2008 compared to $0 for the three months ended March 31, 2007.  This increase is due to administrative cost reimbursements that were recorded during the first quarter of 2008; whereas administrative cost reimbursements for the first three months of 2007 were not recorded until the second quarter of 2007.

Asset Management Fees.  Asset management fees stayed relatively the same at approximately $154,000 during the three months ended March 31, 2008 compared to approximately $154,000 for the three months ended March 31, 2007.  The capital raising close date was October 31, 2006; thus, asset management fees should remain consistent each month.

Property Expenses.  Property operating expenses decreased approximately $22,000 to approximately $434,000 during the three months ended March 31, 2008 compared to approximately $456,000 for the three months ended March 31, 2007.  This decrease was primarily due to a decrease in the property tax accrual on Olmos Creek .

Property Management Fees – Related Party.  Property management fees to our affiliate increased approximately $3,000 to approximately $62,000 during the three months ended March 31, 2008 compared to approximately $59,000 for the three months ended March 31, 2007.  This increase was primarily due to an increase in the number of tenants at Westside Plaza.

Legal and Professional Fees.  Legal and professional fees increased approximately $160,000 to approximately $203,000 during the three months ended March 31, 2008 compared to approximately $43,000 for the three months ended March 31, 2007.  The additional costs are attributable to the increased financial reporting requirements associated with being a public registrant.

Depreciation and Amortization Expense.  Depreciation and amortization expense decreased approximately $40,000 to approximately $631,000 during the three months ended March 31, 2008 compared to approximately $671,000 for the three months ended March 31, 2007. This decrease was primarily due to a decrease in amortization of in-place leases, which is attributable to a majority of the in-places leases becoming fully amortized during 2007.

Interest Income – Related Party.  Interest income – related party is primarily related to a loan made to 5433 Westheimer, LP, of which we own a 50% interest.  The amount decreased approximately $119,000 to approximately $11,000 during the three months ended March 31, 2008 compared to approximately $130,000 during the three months ended March 31, 2007.  The decrease is attributable to the conversion of the loan (to 5433 Westheimer) into an equity investment in 5433 Westheimer, which occurred during January 2008.

Interest and Other Income.  Interest and other income decreased approximately $117,000 to approximately $141,000 during the three months ended March 31, 2008 compared to approximately $258,000 for the three months ended March 31, 2007.  This decrease was primarily due to earning interest on a lower balance of investable funds during the first quarter of 2008 as compared to the first quarter of 2007.  We invested approximately $8.3 million in the Woodlake Square and Westheimer Gessner properties during August and November 2007, respectively.

Interest Expense.  Interest expense remained relatively contant at $776,000 for the three months ended March 31, 2008 as compared to approximately $775,000 for the three months ended March 31, 2007.

Loss From Non-Consolidated Entities.  Loss from non-consolidated entities increased approximately $467,000 to approximately $577,000 for the three months ended March 31, 2008 compared to approximately $110,000 for the three months ended March 31, 2007.   These amounts represent our ownership portion of our joint ventures’ net income or loss for the period.  The increased loss is primarily attributable to our 20% ownership interest in Berkeley Square and Preston Towne Crossing, both of which were acquired in December 2006, our 30% ownership interest in Woodlake Square, which was acquired in August 2007, and our 50% ownership interest in 5433 Westheimer.

~10~

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements with cash on hand as well as through net cash provided by property operations.  We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations.

As of March 31, 2008 and December 31, 2007, our cash and cash equivalents totaled approximately $4.9 million and approximately $5.2 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three months ended March 31,
	2008	2007
Operating activities	$(210)	$(365)
Investing activities	$1,248	$(2,037)
Financing activities	$(1,383)	$(1,387)

Net cash flows used in operating activities decreased approximately $155 thousand to approximately $210 thousand for the three months ended March 31, 2008 compared to approximately $365 thousand for the three months ended March 31, 2007.  This decrease in operating outflows is primarily the result of reduced outflows on accounts payable of $382 thousand during the period, driven by the timing of our property tax payments in 2007 versus 2008.  Also, we had increased collections on related party receivables during the period of approximately $225 thousand due simply to the timing of those payments.  These outflow decreases were partially offset by an increase in net loss before the effect of losses from non-consolidated entities of $406 thousand as further described above in Results of Operations.

Net cash flows from investing activities increased approximately $3.2 million to net cash inflows of approximately $1.2 million for the three months ended March 31, 2008 compared to net cash outflows of approximately $2.0 million for the three months ended March 31, 2007.  This increase was primarily due to cash collections of approximately $1.4 million on notes receivable from a joint venture partner during the three months ended March 31, 2008, coupled with a $1.2 million reduction in the amount of advances made on related party notes receivable during the 2008 period.  Additionally, we received distributions in the amount of $665 thousand from our investee entities, $519 thousand of which represents a return of our investment in the 5433 Westheimer property.

Net cash flows used in financing activities remained constant at $1.4 million for both periods and was comprised almost entirely of distributions to our partners.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our General Partner’s Chief Executive Officer and Chief Financial Officer, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2008.  Based on that evaluation, our General Partner’s CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

~11~

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims.  There are no material pending legal proceedings or proceedings known to be contemplated against us.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a)           The following exhibits are filed or furnished as part of this report:

Exhibit 3.1
Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund III, Ltd., dated April 19, 2005 (incorporated herein by reference from Exhibit 3.1 to the Partnership’s Registration Statement on Form 10-SB dated April 30, 2007).

Exhibit 3.2
Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund III, Ltd., dated April 19, 2005 (incorporated herein by reference from Exhibit 3.2 to the Partnership’s Registration Statement on Form 10-SB dated April 30, 2007).

Exhibit 31.1	Certification signed by the Chief Executive Officer of the Partnership’s General Partner pursuant to SEC Rule 13a-14(a) — filed herewith.

Exhibit 31.2	Certification signed by the Chief Financial Officer of the Partnership’s General Partner pursuant to SEC Rule 13a-14(a) — filed herewith.

Exhibit 32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer of the Partnership’s General Partner — furnished herewith.

Exhibit 32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer of the Partnership’s General Partner — furnished herewith.

~12~

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT Monthly Income & Growth Fund III, Ltd.

By: AmREIT Monthly Income & Growth III Corporation, its General Partner
Date: May 15, 2008

By: /s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer, and Director

By: /s/ Chad C. Braun
Chad C. Braun
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

~13~

EXHIBIT INDEX

Exhibit 3.1
Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund III, Ltd., dated April 19, 2005 (incorporated herein by reference from Exhibit 3.1 to the Partnership’s Registration Statement on Form 10-SB dated April 30, 2007).

Exhibit 3.2
Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund III, Ltd., dated April 19, 2005 (incorporated herein by reference from Exhibit 3.2 to the Partnership’s Registration Statement on Form 10-SB dated April 30, 2007).

Exhibit 31.1	Certification signed by the Chief Executive Officer of the Partnership’s General Partner pursuant to SEC Rule 13a-14(a) — filed herewith.

Exhibit 31.2	Certification signed by the Chief Financial Officer of the Partnership’s General Partner pursuant to SEC Rule 13a-14(a) — filed herewith.

Exhibit 32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer of the Partnership’s General Partner — furnished herewith.

Exhibit 32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer of the Partnership’s General Partner — furnished herewith.

~14~