Form 10-Q
period 2008-06-30
AmREIT Monthly Income & Growth Fund III Ltd
filed 2008-08-14
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-52619
AmREIT MONTHLY INCOME & GROWTH FUND III, LTD.
(Exact Name of Registrant as Specified in its Charter)

Texas	20-2964630
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

8 Greenway Plaza, Suite 1000
Houston, Texas	77046
(Address of Principal Executive Offices)	(Zip Code)
713-850-1400
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$18,446	$18,446
Buildings	47,125	47,105
Tenant improvements	916	884

	66,487	66,435
Less accumulated depreciation and amortization	(4,012)	(3,115)

	62,475	63,320

Investment in non-consolidated entities	26,494	22,449
Intangible lease cost, net	2,840	3,246

Net real estate investments	91,809	89,015

Cash and cash equivalents	2,064	5,245
Tenant receivables, net	976	630
Accounts receivable	118	7
Accounts receivable — related party	1,789	1,307
Notes receivable	2,089	—
Notes receivable — related party	544	8,710
Deferred costs, net	630	594
Other assets	972	621

TOTAL ASSETS	$100,991	$106,129

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$50,766	$50,838
Accounts payable and other liabilities	1,080	1,278
Accounts payable — related party	92	77
Below market leases, net	611	706
Security deposits	122	123

TOTAL LIABILITIES	52,671	53,022

Minority interest in consolidated subsidiaries	1,877	2,146

Partners’ capital:
General partner	—	—
Limited partners, 2,843 units outstanding	46,443	50,961

TOTAL PARTNERS’ CAPITAL	46,443	50,961

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$100,991	$106,129

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Rental income from operating leases	$1,718	$1,838	$3,510	$3,579

Total revenues	1,718	1,838	3,510	3,579

Expenses:
General and administrative	69	30	106	51
General and administrative — related party	68	34	149	34
Asset management fees — related party	154	154	309	309
Property expense	461	497	895	953
Property management fees — related party	61	62	123	121
Legal and professional	84	127	287	169
Depreciation and amortization	651	633	1,282	1,303

Total expenses	1,548	1,537	3,151	2,940

Operating income	170	301	359	639

Other income (expense):
Interest income — related party	7	132	18	262
Interest and other income	99	223	240	481
Interest expense	(777)	(783)	(1,553)	(1,558)
Loss from non-consolidated entities	(319)	(90)	(896)	(198)
Minority interest in loss of consolidated subsidiaries	20	37	29	65
Margin tax expense	(9)	(15)	(24)	(30)

Total other income (expense)	(979)	(496)	(2,186)	(978)

Net loss	$(809)	$(195)	$(1,827)	$(339)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the six months ended June 30, 2008
(in thousands)
(unaudited)

	GP	LP	Total
Balance at December 31, 2007	$—	$50,961	$50,961

Net loss (1)	27	(1,854)	(1,827)
Distributions	(27)	(2,664)	(2,691)

Balance at June 30, 2008	$—	$46,443	$46,443

(1)	The allocation of net loss includes a curative allocation to increase the GP capital account by $45. The cumulative curative allocation since inception is $163. The partnership agreement provides that no partner shall be required to fund a deficit balance in their capital account.
See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and 2007
(in thousands)
(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,827)	$(339)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from non-consolidated entities	896	198
Depreciation and amortization	1,281	1,246
Minority interest in loss of consolidated subsidiaries	(29)	(65)
Increase in tenant receivables	(346)	(471)
Increase in accounts receivable	(111)	—
Decrease (increase) in accounts receivable — related party	(534)	(1,426)
Increase in deferred costs	(90)	(99)
Increase in other assets	(351)	(235)
Decrease in accounts payable and other liabilities	(293)	(458)
Increase in accounts payable — related party	15	7
Decrease in security deposits	(1)	—

Net cash used in operating activities	(1,390)	(1,642)

Cash flows from investing activities:
Improvements to real estate	(71)	(651)
Payments received on notes receivable	1,428	—
Payments received on notes receivable — related party	1,661	—
Advances for notes receivable — related party	(530)	—
Investment in non-consolidated entities	(2,000)	(105)
Distributions from non-consolidated entities	724	—

Net cash provided by (used in) investing activities	1,212	(756)

Cash flows from financing activities:
Payments on notes payable	(72)	(69)
Payments on notes payable — related party	—	(1,144)
Issuance costs	—	(96)
Loan acquisition costs	—	(6)
Distributions	(2,691)	(2,684)
Distributions to minority interests	(240)	—

Net cash used in financing activities	(3,003)	(3,999)

Net decrease in cash and cash equivalents	(3,181)	(6,397)
Cash and cash equivalents, beginning of period	5,245	23,128

Cash and cash equivalents, end of period	$2,064	$16,731

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$1,521	$1,656

Supplemental schedule of noncash investing and financing activities:
During 2008, the $7.0 million note receivable from our 5433 Westheimer property was converted to equity. In conjunction with the equity conversion, we obtained a $3.5 million note receivable from our joint venture partner in the 5433 Westheimer property.
See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
We commenced our principal operations on June 30, 2005 when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum dated April 19, 2005 (the “Offering Memorandum”) and issued the initial 80 limited partnership units (the “Units”). As of October 31, 2006, we had received $71.1 million for the sale of 2,844 Units and closed the Offering. At June 30, 2008, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an investment interest in eight other properties comprising 1,243,000 square feet of gross leasable area.
Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, and are not currently listed on a national exchange. These Units will be transferable only if we register them under such laws (such registration is not expected) or pursuant to an exemption under the Securities Act of 1933 and applicable state securities laws. We do not anticipate that any public market for the Units will develop.
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
REVENUE RECOGNITION
We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that provide for additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the six months ended June 30, 2008 and 2007, there were no percentage rents recognized. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. During the six months ended June 30, 2008 and 2007, there were no lease termination fees recognized.

REAL ESTATE INVESTMENTS
Development Properties — Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize acquisition costs as incurred. Such costs are expensed if and when the acquisition becomes no longer probable. During the six months ended June 30, 2008 and 2007, we did not capitalize any interest or taxes.
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
Depreciation — Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements.
Properties Held for Sale — Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of June 30, 2008 and December 31, 2007, we had no properties held for sale.
Impairment — We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges were recognized during the six months ended June 30, 2008 and 2007.
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
RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
Tenant Receivables — included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer creditworthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries are included in general and administrative expense. As of June 30, 2008 and December 31, 2007, our allowance for uncollectible accounts related to our tenant receivables was $0 and $34,000, respectively.
Accounts Receivable — Related Party — included in accounts receivable related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their development needs. These cash advances are due upon demand.
Notes Receivable — included in notes receivable — related party at December 31, 2007 is a $7.0 million loan made to our joint venture partner that owns a 50% interest in our 5433 Westheimer property. During 2008, the $7.0 million note receivable from the 5433 Westheimer property was converted to equity. In conjunction with the equity conversion, we obtained a $3.5 million note receivable from our joint venture partner. As of June 30, 2008, $1.4 million of the note had been paid down. The note is currently in default, and we are in discussions with our joint-venture partner on repayment terms.
Notes Receivable — Related Party — included in notes receivable — related party are cash advances provided to certain of our investment entities that we expect to be outstanding for longer than three months. Any interest on the notes receivable accrues monthly and is added to the balance of the note, which is due on demand.
DEFERRED COSTS
Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to loan acquisition costs as of June 30, 2008 and December 31, 2007 totaled $159,000 and $211,000, respectively. During 2008, we reduced accumulated amortization by $90,000 related to deferred loan acquisition costs that were fully amortized as of December 31, 2007. Accumulated amortization related to leasing costs as of June 30, 2008 and December 31, 2007, totaled $36,000 and $18,000, respectively.
INCOME TAXES
Federal — No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.
State — In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. For each six month period ended June 30, 2008 and 2007, we recorded a tax provision of approximately $24,000 and $30,000 respectively for the Texas Margin Tax.

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
FAIR VALUE OF FINANCIAL INSTRUMENTS
Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable-related party, notes receivable, notes receivable-related party, accounts payable, accounts payable-related party, and notes payable. The carrying value of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable-related party, notes receivable, notes receivable-related party, accounts payable, and accounts payable-related party, are representative of their respective fair values due to the short-term nature of these instruments. As of June 30, 2008 and December 31, 2007, the carrying value of debt obligations associated with our consolidated entities was $50.8 million and $50.8 million, respectively, all of which represent fixed-rate obligations with an estimated fair value of $53.7 million and $53.6 million, respectively, based on a discounted cash flow analysis using current market rates of interest.
CONSOLIDATION OF VARIABLE INTEREST ENTITIES
In December 2003, the Financial Accounting Standards Board (“FASB”) reissued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46R), as revised. FIN No. 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights. FIN No. 46R requires a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Disclosures are also required about variable interest entities in which a company has a significant variable interest but that it is not required to consolidate. As of June 30, 2008 and December 31, 2007, we were not invested in any entities that qualify as variable interest entities pursuant to FIN No. 46R.
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
In December 2007, the FASB revised SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We currently capitalize acquisition costs as part of the basis of the asset acquired. Upon effectiveness of SFAS No. 141R we will expense acquisition costs as incurred.
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
OFFERING COSTS
The General Partner funded all of the organization and offering costs on the Partnership’s behalf. As of June 30, 2008, we had reimbursed the General Partner for approximately $418,000 of organization and offering costs. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs are treated as a reduction of partners’ capital along with sales commissions and dealer manager fees of 7.75% and 2.5%, respectively. (See Note 8.)
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
RECLASSIFICATIONS
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.
3. INVESTMENTS IN NON-CONSOLIDATED ENTITIES
Since inception, we made the following investments in five entities through which we own an interest in seven properties:
•	In May 2008, we acquired a 30% interest in the purchase of United Methodist Church for $1.3 million. The acquisition is accounted for within AmREIT Westheimer Gessner, LP as the two properties are located adjacent to one another. The remaining 70% is owned by affiliated AmREIT entities, AmREIT Monthly Income & Growth Fund IV, L.P. and AmREIT Realty Investment Company.

•	In November 2007, we acquired a 30% interest in AmREIT Westheimer Gessner, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entities,

AmREIT Monthly Income & Growth Fund IV, L.P. and AmREIT Realty Investment Company.

•	In August 2007, we acquired a 30% interest in AmREIT Woodlake Square, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 206,000 square feet. The remaining 70% is owned by affiliated AmREIT entities, AmREIT Monthly Income & Growth Fund IV, L.P. and AmREIT Realty Investment Company.

•	In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 325,000 square feet. The remaining 50% is owned by AmREIT Monthly Income & Growth Fund IV, L.P.

•	In December 2006, we acquired a 20% interest in PTC/BSQ Holding Company, LLC which owns three multi-tenant retail properties located in Plano, Texas with a combined gross leasable area of 395,000 square feet. The remaining 80% is owned by a third party.

•	In March 2006, we acquired a 50% interest in 5433 Westheimer, LP which owns an office building in Houston, Texas with a gross leasable area of 134,000 square feet. The remaining 50% is owned by a third party.
We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our significant equity entities (at 100%) is summarized as of and for the three and six months ended June 30, 2008 and 2007 as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$4,361	$3,350	$8,971	$6,564
Depreciation and amortization	(1,038)	(1,172)	(4,613)	(2,355)
Net income (loss)	$53	$130	$(1,747)	$200
4. ACQUIRED LEASE INTANGIBLES
In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and out-of-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 2 years to 25 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was approximately $366,000 and $496,000 for the six months ended June 30, 2008 and 2007, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $41,000 and $35,000 during the six months ended June 30, 2008 and 2007, respectively.
In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	June 30, 2008		December 31, 2007
		Above-market	In-Place	Above-market
	In-Place leases	leases	leases	leases
Cost	$4,585	$278	$4,635	$293
Accumulated amortization	(1,911)	(112)	(1,595)	(87)

Intangible lease cost, net	$2,674	$166	$3,040	$206

Acquired lease intangible liabilities (below-market leases) of $1.2 million as of June 30, 2008 and December 31, 2007 are net of previously accreted minimum rent of approximately $550,000 and $455,000 at June 30, 2008 and December 31, 2007, respectively. Below-market leases are accreted over the leases’ remaining terms, which range from 2 to 25 years. Accretion of below market leases was approximately $95,000 and $134,000 during the six months ended June 30, 2008 and 2007, respectively. Such accretion is recorded as an increase to rental income.
5. NOTES PAYABLE
Our outstanding debt at June 30, 2008 and December 31, 2007, consisted entirely of fixed-rate mortgage loans of approximately $50.8 million. Our mortgage loans are secured by certain real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms ranging from September 2011 through January 2036.
As of June 30, 2008, the weighted-average interest rate on our fixed-rate debt is 5.9%, and the weighted average remaining life of such debt is 12.6 years. As of June 30, 2008, scheduled principal repayments on notes payable were as follows (in thousands):

	Scheduled
	Principal	Term-Loan	Total
Scheduled Payments by Year	Payments	Maturities	Payments
2008	$73	$—	$73
2009	156	—	156
2010	165	—	165
2011	335	24,455	24,790
2012	183	—	183
Thereafter	495	24,904	25,399

Total	$1,407	$49,359	$50,766

6. CONCENTRATIONS
As of June 30, 2008 and December 31, 2007, each of our four consolidated properties individually comprised greater than 12% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, three of our four properties are located in the Houston metropolitan area. These Houston properties represent 82% and 81% of our rental income for the six months ended June 30, 2008 and 2007, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.
Following are the revenues generated by our top tenants during the six months ended June 30, 2008 and 2007 (in thousands):

Tenant	2008	2007
H-E-B Grocery	$713	$713
Designer Shoe Warehouse	275	275
Rice Food Markets, Inc.	146	137
Blockbuster Video	112	120
Fidelity Investments	105	105

	$1,351	$1,350

7. PARTNERS’ CAPITAL AND MINORITY INTEREST
The General Partner invested $800,000 as a limited partner and $1,000 as a general partner. We began raising capital in June 2005 and had raised approximately $71 million at the time of the Offering’s closing in October 2006. The General Partner’s $800,000 investment represents a 1.1% limited partner interest in the Partnership.
Limited Optional Redemption — Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933 and are not currently listed on a national exchange. These Units will be transferable only if we register them under such laws, and such registration is not expected. We do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, limited partners who have held their shares for at least three years may receive the benefit of interim liquidity by presenting all of those units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We had no redemptions during the 2008 or 2007 periods.
Distributions — During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. A current distribution of 7.5% per annum on invested capital has been paid to date during the operating stage. During the liquidation stage of the Partnership (commencing in October 2012) net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:
•	First — 99% to the limited partners and 1% to the General Partner until such time as the limited partners have received cumulative distributions from all sources (including monthly cash distributions during the operating stage of the Partnership) equal to 100% of their unreturned invested capital plus an amount equal to 10% per annum uncompounded on their invested capital.

•	Second — 100% to the General Partner until it has received cumulative distributions from all sources (other than with respect to its limited partner units it purchased) in an amount equal to 40% of the net cash flow paid to date to the limited partners in excess of their adjusted capital.

•	Thereafter — 60% to the limited partners and 40% to the General Partner.
Minority Interest — Minority interest represents a 40% ownership interest that one of our affiliate investment funds has in a real estate partnership that we consolidate as a result of our 60% controlling financial interest in such partnership.
8. RELATED PARTY TRANSACTIONS
Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
Type of Service	2008	2007	2008	2007
Organizational and Offering Cost Reimbursements	$—	$82	$—	$96
Asset Management Fees	154	154	309	309
Property Management and Leasing	117	77	212	221
Administrative Costs Reimbursements	68	34	149	34

	$339	$347	$670	$660

In addition to the above fees paid by us, the non-consolidated entities in which we have investments pay property management, leasing, acquisition and certain other real estate fees to one of our affiliated entities. See also Note 3 regarding investments in non-consolidated entities and Note 2 regarding notes receivable from related parties.
9. COMMITMENTS AND CONTINGENCIES
Litigation — In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.
Environmental matters — In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim.
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
As of June 30, 2008, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an investment interest in eight other properties comprising 1,243,000 square feet of gross leasable area. A majority of our properties are located in highly populated, suburban communities in Texas. We derive a substantial portion of our revenue from rental income from these properties. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the six months ended June 30, 2008 and 2007. As of June 30, 2008, our properties were 82% leased and the average debt leverage ratio of the properties in which we have an investment was approximately 52%, with 85% of such debt carrying a fixed rate of interest.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Partnership’s critical accounting policies that the Partnership believes could have the most significant effect on the Partnership’s reported results and require subjective or complex judgments by management is contained in “Item 6. Management’s Discussion and Analysis or Plan of Operation” of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Management believes that as of June 30, 2008, there have been no material changes to this information.
Results of Operations
We commenced our principal operations on June 30, 2005, when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued the initial 80 Units to investors. During 2005, we acquired a direct interest in a property on September 30, 2005 and acquired an interest in another property on December 12, 2005 through a consolidated joint venture. During 2006, we acquired direct interests in two more properties, one on June 30, 2006 and the other on September 29, 2006. In 2006, we also made investments in three joint ventures through which we obtained an ownership interest in five other properties. In 2007, we made investments in two more joint ventures through which we obtained an ownership interest in two other properties. As of June 30, 2008, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an investment interest in eight other properties comprising 1,243,000 square feet of gross leasable area.
Our direct property acquisitions were accounted for as purchases and the results of their operations are included in our consolidated financial statements from their respective dates of acquisition. We report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them.
Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007
Revenue. Revenue decreased approximately $120,000 to approximately $1.7 million during the three months ended June 30, 2008 compared to approximately $1.8 million for the three months ended June 30, 2007. This decrease is primarily due to a decrease in Common Area Maintenance (CAM) Recovery at the Lantern Lane and Olmos Creek properties, offset slightly by an increase in CAM Recovery at Lake Houston as well as an increase in rental income at Westside Plaza resulting from additional lease-up at that center.
General & Administrative. General and administrative expenses increased approximately $39,000 to approximately $69,000 during the three months ended June 30, 2008 compared to approximately $30,000 for the three months ended June 30, 2007. This increase was primarily due to an increase in marketing costs and amortization of lease costs.
General & Administrative — Related Party. General and administrative expenses paid to our affiliate increased $34,000 to approximately $68,000 during the three months ended June 30, 2008 compared to $34,000 for the three months ended June 30, 2007. This increase is due to administrative cost reimbursements such as personnel and technology costs that were incurred by our Advisor and were allocated to the Partnership. Prior year reflected only a portion of the costs as the Partnership was in its early stages.
Asset Management Fees — Related Party. Asset management fees — related party were constant year over year at approximately $154,000 during the three months ended June 30, 2008 and June 30, 2007 as assets under management have remained consistent between periods.
Property Expense. Property operating expenses decreased approximately $36,000 to approximately $461,000 during the three months ended June 30, 2008 compared to approximately $497,000 for the three months ended June 30, 2007. This decrease was primarily due to a decrease in property taxes on Olmos Creek.
Property Management Fees — Related Party. Property management fees to our affiliate decreased approximately $1,000 to approximately $61,000 during the three months ended June 30, 2008 compared to approximately $62,000 for the three months ended June 30, 2007. This is primarily due to a billing adjustment for a tenant at Olmos Creek.
Legal and Professional Fees. Legal and professional fees decreased approximately $43,000 to approximately $84,000 during the three months ended June 30, 2008 compared to approximately $127,000 for the three months ended June 30, 2007. This decrease is primarily the result of legal fees incurred in 2007 related to the initial filing to the SEC.
Depreciation and Amortization Expense. Depreciation and amortization expense increased approximately $18,000 to approximately $651,000 during the three months ended June 30, 2008 compared to approximately $633,000 for the three months ended June 30, 2007. This increase was primarily due to a write off of capitalized tenant expenses on Olmos Creek.
Interest Income — Related Party. Interest income — related party is primarily related to a loan made to 5433 Westheimer, LP, of which we own a 50% interest. The amount decreased approximately $125,000 to approximately $7,000 during the three months ended June 30, 2008 compared to approximately $132,000 during the three months ended June 30, 2007. The decrease is attributable to the conversion of the loan (to 5433 Westheimer) into an equity investment in 5433 Westheimer, which occurred during January 2008.
Interest and Other Income. Interest and other income decreased approximately $124,000 to approximately $99,000 during the three months ended June 30, 2008 compared to approximately $223,000 for the three months ended June 30, 2007. This decrease was primarily due to earning interest on a lower balance of investable funds during the second quarter of 2008 as compared to the second quarter of 2007. We invested approximately $8.3 million in the Woodlake Square and Westheimer Gessner properties during August and November 2007, respectively. Also, in May 2008, we made an additional investment of $1.3 million in Westheimer Gessner, LP.
Interest Expense. Interest expense decreased approximately $6,000 to approximately $777,000 during the three months ended June 30, 2008 compared to approximately $783,000 for the three months ended June 30, 2007. This decrease is attributable to the declining principal balance on the Westside Plaza’s mortgage note.
Loss From Non-Consolidated Entities. Loss from non-consolidated entities increased approximately $229,000 to approximately $319,000 for the three months ended June 30, 2008 compared to approximately $90,000 for the three months ended June 30, 2007. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is primarily attributable to our 50% ownership interest in Casa Linda and 5433 Westheimer as redevelopments are underway. In addition, the 30% ownership interests in both Woodlake Square and Westheimer Gessner we acquired in the latter half of 2007 reflected an additional net loss.
Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007
Revenue. Revenue decreased approximately $69,000 to approximately $3.5 million during the six months ended June 30, 2008 compared to approximately $3.6 million for the six months ended June 30, 2007. This decrease is primarily due to a decrease in Common Area Maintenance (CAM) Recovery at the Lantern Lane and Olmos Creek properties, offset slightly by an increase in CAM Recovery at Lake Houston as well as an increase in rental income at Westside Plaza resulting from additional lease-up at that center.
General & Administrative. General and administrative expenses increased approximately $55,000 to approximately $106,000 during the six months ended June 30, 2008 compared to approximately $51,000 for the six months ended June 30, 2007. This increase was primarily due to an increase in marketing costs and amortization of lease costs.
General & Administrative — Related Party. General and administrative expenses paid to our affiliate increased $115,000 to approximately $149,000 during the six months ended June 30, 2008 compared to $34,000 for the six months ended June 30, 2007. This increase is due to administrative cost reimbursements such as personnel and technology costs that were incurred by our Advisor and were allocated to the Partnership. Prior year reflected only a portion of the costs as the Partnership was in its early stages.
Asset Management Fees — Related Party. Asset management fees — related party were constant year over year at approximately $309,000 during the six months ended June 30, 2008 and June 30, 2007 as assets under management have remained consistent between periods.
Property Expense. Property operating expenses decreased approximately $58,000 to approximately $895,000 during the six months ended June 30, 2008 compared to approximately $953,000 for the six months ended June 30, 2007. This decrease was primarily due to a decrease in property taxes on Olmos Creek.
Property Management Fees — Related Party. Property management fees to our affiliate increased approximately $2,000 to approximately $123,000 during the six months ended June 30, 2008 compared to approximately $121,000 for the six months ended June 30, 2007. This increase was primarily due to an increase in the number of tenants at Westside Plaza.
Legal and Professional Fees. Legal and professional fees increased approximately $118,000 to approximately $287,000 during the six months ended June 30, 2008 compared to approximately $169,000 for the six months ended June 30, 2007. This increase is primarily the result of audit fees for 5433 Westheimer, LP., which is a 50% joint venture with an unrelated third party. We were requested to file audited financial statements of 5433 Westheimer, LP along with our annual report for the year ended December 31, 2007.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $21,000 to approximately $1,282,000 during the six months ended June 30, 2008 compared to approximately $1,303,000 for the six months ended June 30, 2007. This decrease was primarily due to a decrease in amortization of in-place leases, which is attributable to certain in-places leases becoming fully amortized during 2007.
Interest Income — Related Party. Interest income — related party is primarily related to a loan made to 5433 Westheimer, LP, of which we own a 50% interest. The amount decreased approximately $244,000 to approximately $18,000 during the six months ended June 30, 2008 compared to approximately $262,000 during the six months ended June 30, 2007. The decrease is attributable to the conversion of the loan (to 5433 Westheimer) into an equity investment in 5433 Westheimer, which occurred during January 2008.
Interest and Other Income. Interest and other income decreased approximately $241,000 to approximately $240,000 during the six months ended June 30, 2008 compared to approximately $481,000 for the six months ended June 30, 2007. This decrease was primarily due to earning interest on a lower balance of investable funds during the first half of 2008 as compared to the first half of 2007. We invested approximately $8.3 million in the Woodlake Square and Westheimer Gessner properties during August and November 2007, respectively. Also, in May 2008, we made an additional investment of $1.3 million in Westheimer Gessner, LP.
Interest Expense. Interest expense remained relatively constant at $1.6 million for the six months ended June 30, 2008 and 2007.
Loss From Non-Consolidated Entities. Loss from non-consolidated entities increased approximately $698,000 to approximately $896,000 for the six months ended June 30, 2008 compared to approximately $198,000 for the six months ended June 30, 2007. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is primarily attributable to our 50% ownership interest in Casa Linda and 5433 Westheimer as redevelopments are underway. In addition, the 30% ownership interests in both Woodlake Square and Westheimer Gessner we acquired in the latter half of 2007 reflected an additional net loss.
Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements with cash on hand as well as through net cash provided by property operations. We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations.
As of June 30, 2008 and December 31, 2007, our cash and cash equivalents totaled approximately $2.1 million and $5.2 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Six months ended
	June 30,
	2008	2007

Operating activities	$(1,390)	$(1,642)
Investing activities	$1,212	$(756)
Financing activities	$(3,003)	$(3,999)
Net cash flows used in operating activities decreased approximately $252,000 to approximately $1.4 million for the six months ended June 30, 2008 compared to approximately $1.6 million for the six months ended June 30, 2007. This decrease in net cash flows used was primarily attributable to an increase of $971,000 in working capital cash flows which was driven primarily by a decrease during the period of $906,000 in receivables. This increase in working capital cash flows was partially offset by an increase during 2008 of approximately $719,000 in our income before the effects of losses from non-consolidated entities, of depreciation and amortization expenses and of minority interest in consolidated subsidiaries.
Net cash flows from investing activities increased approximately $2.0 million to net cash inflows of $1.2 million for the six months ended June 30, 2008 compared to net cash outflows of $756,000 for the six months ended June 30, 2007. This increase is primarily due to a decrease in notes receivable and notes receivable — related party of $2.6 million. This cash inflow was partially offset by investments in non-consolidated entities of approximately $1.9 million, $1.3 million of which represented an additional investment in Westheimer Gessner LP. Additionally, we received distributions of approximately $724,000 from our investee entities.
Net cash flows used in financing activities decreased approximately $996,000 to approximately $3.0 million for the six months ended June 30, 2008 from approximately $4.0 million for the six months ended June 30, 2007. This was primarily due to a decrease in payments on notes payable — related party of $1.1 million for the six months ended June 30, 2008, offset by an increase in distributions to minority interests of $240,000 for the same period.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our General Partner’s Chief Executive Officer and Chief Financial Officer, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2008. Based on that evaluation, our General Partner’s CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2008.
Changes in Internal Controls
There has been no change to our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a)	The following exhibits are filed or furnished as part of this report:

Exhibit 3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund III, Ltd., dated April 19, 2005 (incorporated herein by reference from Exhibit 3.1 to the Partnership’s Registration Statement on Form 10-SB dated April 30, 2007).

Exhibit 3.2	Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund III, Ltd., dated April 19, 2005 (incorporated herein by reference from Exhibit 3.2 to the Partnership’s Registration Statement on Form 10-SB dated April 30, 2007).

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 14, 2008 (filed herewith).

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 14, 2008 (filed herewith).

Exhibit 32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	AmREIT	Monthly Income & Growth Fund III, Ltd.

By: AmREIT Monthly Income & Growth III
Corporation, its General Partner

Date: August 14, 2008

By: /s/ H. Kerr Taylor

H. Kerr Taylor
President, Chief Executive Officer, and Director

By: /s/ Chad C. Braun

Chad C. Braun
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary

EXHIBIT INDEX

Exhibit 3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund III, Ltd., dated April 19, 2005 (incorporated herein by reference from Exhibit 3.1 to the Partnership’s Registration Statement on Form 10-SB dated April 30, 2007).

Exhibit 3.2	Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund III, Ltd., dated April 19, 2005 (incorporated herein by reference from Exhibit 3.2 to the Partnership’s Registration Statement on Form 10-SB dated April 30, 2007).

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 14, 2008 (filed herewith).

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 14, 2008 (filed herewith).

Exhibit 32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).