Form 10-Q
period 2008-09-30
AmREIT Monthly Income & Growth Fund III Ltd
filed 2008-11-13
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-52619
AmREIT MONTHLY INCOME & GROWTH FUND III, LTD.
(Exact Name of Registrant as Specified in its Charter)

Texas	20-2964630
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

8 Greenway Plaza, Suite 1000	77046
Houston, Texas	(Zip Code)
(Address of Principal Executive Offices)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$18,446	$18,446
Buildings	47,331	47,105
Tenant improvements	921	884

	66,698	66,435
Less accumulated depreciation and amortization	(4,463)	(3,115)

	62,235	63,320

Investment in non-consolidated entities	26,210	22,449
Intangible lease cost, net	2,664	3,246

Net real estate investments	91,109	89,015

Cash and cash equivalents	1,163	5,245
Tenant receivables, net	600	630
Accounts receivable	234	7
Accounts receivable — related party	1,340	1,307
Notes receivable	2,081	—
Notes receivable — related party	552	8,710
Deferred costs, net	612	594
Other assets	1,059	621

TOTAL ASSETS	$98,750	$106,129

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$50,730	$50,838
Accounts payable and other liabilities	1,236	1,278
Accounts payable — related party	79	77
Below market leases, net	564	706
Security deposits	133	123

TOTAL LIABILITIES	52,742	53,022

Minority interest in consolidated subsidiary	1,725	2,146

Partners’ capital:
General partner	—	—
Limited partners, 2,842 units outstanding	44,283	50,961

TOTAL PARTNERS’ CAPITAL	44,283	50,961

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$98,750	$106,129

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Rental income from operating leases	$1,685	$1,706	$5,195	$5,285

Total revenues	1,685	1,706	5,195	5,285

Expenses:
General and administrative	51	50	157	101
General and administrative — related party	79	136	228	169
Asset management fees — related party	154	154	463	463
Property expense	418	519	1,313	1,472
Property management fees — related party	63	62	186	183
Legal and professional	51	250	338	418
Depreciation and amortization	611	900	1,893	2,203

Total operating expenses	1,427	2,071	4,578	5,009

Operating income (loss)	258	(365)	617	276

Other income (expense):
Interest income — related party	8	133	26	393
Interest and other income	114	225	354	708
Interest expense	(781)	(783)	(2,334)	(2,341)
Loss from non-consolidated entities	(387)	(131)	(1,283)	(330)
Minority interest in loss of consolidated subsidiary	12	14	41	79
Margin tax expense	(15)	(15)	(39)	(45)

Total other income (expense)	(1,049)	(557)	(3,235)	(1,536)

Net loss	$(791)	$(922)	$(2,618)	$(1,260)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the nine months ended September 30, 2008
(in thousands)
(unaudited)

	General	Limited
	Partner	Partners	Total
Balance at December 31, 2007	$—	$50,961	$50,961

Redemptions	—	(23)	(23)
Net loss (1)	41	(2,659)	(2,618)
Distributions	(41)	(3,996)	(4,037)

Balance at September 30, 2008	$—	$44,283	$44,283

(1)	The allocation of net loss includes a curative allocation to increase the GP capital account by $67. The cumulative curative allocation since inception of the partnership is $185. The partnership agreement provides that no partner shall be required to fund a deficit balance in their capital account.
See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2008 and 2007
(in thousands)
(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,618)	$(1,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from non-consolidated entities	1,283	330
Depreciation and amortization	1,891	2,129
Minority interest in loss of consolidated subsidiaries	(41)	(79)
Decrease (increase) in tenant receivables	30	(268)
Increase in accounts receivable	(219)	(51)
Increase in accounts receivable — related party	(85)	(1,631)
Increase in deferred costs	(102)	(108)
Increase in other assets	(438)	(337)
Decrease in accounts payable and other liabilities	(42)	(69)
Decrease (increase) in accounts payable — related party	(93)	131
Increase in security deposits	10	—

Net cash used in operating activities	(424)	(1,213)

Cash flows from investing activities:
Improvements to real estate	(282)	(685)
Payments received on notes receivable	1,428	—
Advances for notes receivable	—	(3,001)
Payments received on notes receivable — related party	1,653	—
Advances for notes receivable — related party	(530)	—
Investment in non-consolidated entities	(2,103)	(4,083)
Distributions from non-consolidated entities	724	—

Net cash provided by (used in) investing activities	890	(7,769)

Cash flows from financing activities:
Payments on notes payable	(108)	(103)
Payments on notes payable — related party	—	(1,144)
Limited optional redemptions	(23)	—
Issuance costs	—	(99)
Loan acquisition costs	—	(96)
Distributions	(4,037)	(4,055)
Distributions to minority interests	(380)	—

Net cash used in financing activities	(4,548)	(5,497)

Net decrease in cash and cash equivalents	(4,082)	(14,479)
Cash and cash equivalents, beginning of period	5,245	23,128

Cash and cash equivalents, end of period	$1,163	$8,649

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$2,283	$2,420
Cash paid during the period for taxes	$65	$—

Supplemental schedule of noncash investing and financing activities:

During 2008, the $7.0 million note receivable from our 5433 Westheimer property was converted to equity. In conjunction with the equity conversion, we obtained a $3.5 million note receivable from our joint venture partner in the 5433 Westheimer property. See receivables and allowance for uncollectible accounts section of Note 2.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
We commenced our principal operations on June 30, 2005 when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum dated April 19, 2005 (the “Offering Memorandum”) and issued the initial 80 limited partnership units (the “Units”). As of October 31, 2006, we had received $71.1 million for the sale of 2,844 Units and closed the Offering. At September 30, 2008, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an investment interest in eight other properties comprising 1,243,000 square feet of gross leasable area.
Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, and are not currently listed on a national exchange. These Units will be transferable only if we register them under applicable securities laws (such registration is not expected), or pursuant to an exemption under the Securities Act of 1933 and applicable state securities laws. We do not anticipate that any public market for the Units will develop.
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
REVENUE RECOGNITION
We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that provide for additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the nine months ended September 30, 2008 and 2007, there were no percentage rents recognized. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. During the nine months ended September 30, 2008 and 2007, there were no lease termination fees recognized.

REAL ESTATE INVESTMENTS
Development Properties — Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize acquisition costs as incurred. Such costs are expensed if and when the acquisition becomes no longer probable. During the nine months ended September 30, 2008 and 2007, we recorded costs on acquisitions that were no longer probable of $48,000 and $20,000, respectively. We did not capitalize any interest or taxes during the same periods.
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
Properties Held for Sale — Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of September 30, 2008 and December 31, 2007, we had no properties held for sale.
Impairment — We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges were recognized during the nine months ended September 30, 2008 and 2007.
ENVIRONMENTAL EXPOSURES
We are subject to numerous environmental laws and regulations as they apply to real estate including those addressing chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations (See Note 9). However, we can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.
RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
Tenant Receivables — included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer creditworthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries are included in general and administrative expense. As of September 30, 2008 and December 31, 2007, our allowance for uncollectible accounts related to our tenant receivables was $0 and $34,000, respectively.
Accounts Receivable — Related Party — included in accounts receivable — related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their development needs. These cash advances are due upon demand.
Notes Receivable — included in notes receivable — related party at December 31, 2007 is a $7.0 million loan made to our joint venture partner that owns a 50% interest in our 5433 Westheimer property. During 2008, the $7.0 million note receivable from the 5433 Westheimer property was converted to equity. In conjunction with the equity conversion, we obtained a $3.5 million note receivable from our joint venture partner. As of September 30, 2008, $1.4 million of the note had been paid down. As of April 15, 2008, the note is in default and interest on the outstanding balance accrues daily at a rate of 18% per annum. We are currently in discussions with our joint-venture partner on repayment terms.
Notes Receivable — Related Party — included in notes receivable — related party are cash advances provided to certain of our investment entities that we expect to be outstanding for longer than three months. Any interest on the notes receivable accrues monthly and is added to the balance of the note, which is due on demand.
DEFERRED COSTS
Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense on a straight-line basis over the lease term. Accumulated amortization related to loan acquisition costs as of September 30, 2008 and December 31, 2007 totaled $178,000 and $211,000, respectively. During 2008, we reduced accumulated amortization by $90,000 related to deferred loan acquisition costs that were fully amortized as of December 31, 2007. Accumulated amortization related to leasing costs as of September 30, 2008 and December 31, 2007, totaled $46,000 and $18,000, respectively.
INCOME TAXES
Federal — No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.
State — In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. For each of the nine month periods ended September 30, 2008 and 2007, we recorded a tax provision of approximately $39,000 and $45,000 respectively for the Texas Margin Tax.

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
FAIR VALUE OF FINANCIAL INSTRUMENTS
Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable-related party, notes receivable, notes receivable-related party, accounts payable, accounts payable-related party, and notes payable. The carrying value of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable-related party, notes receivable, notes receivable-related party, accounts payable, and accounts payable-related party, are representative of their respective fair values due to the short-term nature of these instruments. As of September 30, 2008 and December 31, 2007, the carrying value of debt obligations associated with our consolidated entities was $50.7 million and $50.8 million, respectively, all of which represent fixed-rate obligations with an estimated fair value of $54.3 million and $53.6 million, respectively, based on a discounted cash flow analysis using current market rates of interest.
CONSOLIDATION OF VARIABLE INTEREST ENTITIES
In December 2003, the Financial Accounting Standards Board (“FASB”) reissued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46R), as revised. FIN No. 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights. FIN No. 46R requires a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Disclosures are also required about variable interest entities in which a company has a significant variable interest but that it is not required to consolidate. As of September 30, 2008 and December 31, 2007, we had no investments in any entities that qualify as variable interest entities pursuant to FIN No. 46R.
NEW ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. The adoption of SFAS No. 157 does not have a material effect on our results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We currently do not measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.
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
OFFERING COSTS
The General Partner funded all of the organization and offering costs on the Partnership’s behalf. As of September 30, 2008, we had reimbursed the General Partner for approximately $418,000 of organization and offering costs. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs are treated as a reduction of partners’ capital along with sales commissions and dealer manager fees of 7.75% and 2.5%, respectively. (See Note 8.)
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
3. INVESTMENTS IN NON-CONSOLIDATED ENTITIES
Since inception, we made the following investments in five entities through which we own an interest in seven properties:
•	In May 2008, we acquired a 30% interest in a land tract adjacent to AmREIT Westheimer Gessner, LP for $1.3 million. The acquisition is accounted for as a part of AmREIT Westheimer Gessner, LP. The remaining 70% is owned by affiliated AmREIT entities, AmREIT Monthly Income & Growth Fund IV, L.P. and AmREIT Realty Investment Company.

•	In November 2007, we acquired a 30% interest in AmREIT Westheimer Gessner, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entities, AmREIT Monthly Income & Growth Fund IV, L.P. and AmREIT Realty Investment Company.

•	In August 2007, we acquired a 30% interest in AmREIT Woodlake Square, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 206,000 square feet. The remaining 70% is owned by affiliated AmREIT entities, AmREIT Monthly Income & Growth Fund IV, L.P. and AmREIT Realty Investment Company.

•	In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 325,000 square feet. The remaining 50% is owned by AmREIT Monthly Income & Growth Fund IV, L.P.

•	In December 2006, we acquired a 20% interest in PTC/BSQ Holding Company, LLC which owns three multi-tenant retail properties located in Plano, Texas with a combined gross leasable area of 395,000 square feet. The remaining 80% is owned by a third party.

•	In March 2006, we acquired a 50% interest in 5433 Westheimer, LP which owns an office building in Houston, Texas with a gross leasable area of 134,000 square feet. The remaining 50% is owned by a third party.
We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our significant equity entities (at 100%) is summarized as of and for the three and nine months ended September 30, 2008 and 2007 as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$1,299	$1,307	$3,376	$3,848
Depreciation and amortization	(536)	(497)	(1,640)	(1,476)
Net loss	(219)	(110)	(1,028)	(408)
4. ACQUIRED LEASE INTANGIBLES
In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and out-of-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 2 years to 25 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was approximately $526,000 and $722,000 for the nine months ended September 30, 2008 and 2007, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $56,000 and $51,000 during the nine months ended September 30, 2008 and 2007, respectively.

In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	September 30, 2008		December 31, 2007
	In-Place	Above-market	In-Place	Above-market
	leases	leases	leases	leases
Cost	$4,586	$278	$4,635	$293
Accumulated amortization	(2,072)	(128)	(1,595)	(87)

Intangible lease cost, net	$2,514	$150	$3,040	$206

Acquired lease intangible liabilities (below-market leases) of $564,000 and $706,000 as of September 30, 2008 and December 31, 2007 are net of accreted minimum rent of approximately $597,000 and $455,000 at September 30, 2008 and December 31, 2007, respectively. Below-market leases are accreted over the leases’ remaining non-cancelable lease terms plus any fixed rate renewal periods, if applicable, which range from 2 to 25 years. Accretion of below market leases was approximately $142,000 and $193,000 during the nine months ended September 30, 2008 and 2007, respectively. Such accretion is recorded as an increase to rental income.
5. NOTES PAYABLE
Our outstanding debt consisted entirely of fixed-rate mortgage loans of approximately $50.7 million at September 30, 2008 and $50.8 million at December 31, 2007. Our mortgage loans are secured by certain real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms ranging from September 2011 through January 2036.
As of September 30, 2008, the weighted-average interest rate on our fixed-rate debt is 5.9%, and the weighted average remaining life of such debt is 12.4 years. As of September 30, 2008, scheduled principal repayments on notes payable were as follows (in thousands):

	Scheduled
	Principal	Term-Loan	Total
Scheduled Payments by Year	Payments	Maturities	Payments
2008	$38	$—	$38
2009	156	—	156
2010	165	—	165
2011	334	24,455	24,789
2012	183	—	183
Thereafter	495	24,904	25,399

Total	$1,371	$49,359	$50,730

6. CONCENTRATIONS
As of September 30, 2008 and December 31, 2007, each of our four consolidated properties individually comprised greater than 13% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, three of our four properties are located in the Houston metropolitan area. These Houston properties represent 82% and 81% of our rental income for the nine months ended September 30, 2008 and 2007, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.
Following are the base rents generated by our top tenants during the nine months ended September 30, 2008 and 2007 (in thousands):

	For the nine months ended
	September 30,
Tenant	2008	2007
H-E-B Grocery	$1,069	$1,223
Designer Shoe Warehouse	413	574
Rice Food Markets, Inc.	219	219
Blockbuster Video	168	215
Fidelity Investments	158	217

	$2,027	$2,448

7. PARTNERS’ CAPITAL AND MINORITY INTEREST
The General Partner invested $800,000 as a limited partner and $1,000 as a general partner. We began raising capital in June 2005 and had raised approximately $71 million at the time of the Offering’s closing in October 2006. The General Partner’s $800,000 investment represents a 1.1% limited partner interest in the Partnership.
Limited Optional Redemption — Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933 and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with consent of the General Partner after delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of the Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, limited partners who have held their units for at least three years may receive the benefit of interim liquidity by presenting all of those units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We redeemed one unit during 2008 for $23,000 and no units during 2007.
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

8. RELATED PARTY TRANSACTIONS
Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. These affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Type of Service	2008	2007	2008	2007
Organizational and Offering Cost Reimbursements	$—	$—	$—	$99
Asset Management Fees	154	154	463	463
Property Management and Leasing	75	68	288	289
Administrative Costs Reimbursements	79	142	228	176

	$308	$364	$979	$1,027

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
In conjunction with our acquisition of the Lantern Lane Shopping Center in September 2006, we identified an environmental exposure caused by a dry cleaning business that operated on the property prior to our ownership. Our agreement with the seller provides that, if the seller cannot provide satisfactory evidence that they have performed such remediation, we can reduce our note payable to them by the lesser of the actual costs to remediate or $1.0 million. We believe that the remediation costs will not exceed $1.0 million based on our environmental investigation. We have not recorded a separate liability for this exposure as we believe that we are fully indemnified by the seller pursuant to this arrangement. To the extent that we are required to fund a portion of the remediation, such amount will be financed through the reduction of the note payable to the seller. We believe that this matter will not have an adverse effect on our consolidated financial position or results of operations, and we are aware of no other environmental exposures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Our disclosure and analysis in this Quarterly Report contain forward-looking statements based on our current expectations or forecasts of future events. Words such as “believe,” “anticipate,” “expect,” and “intend” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the presence or occurrence of any of the factors or events described in Item
I — Description of Business — Risk Factors of our 2007 Annual Report on Form 10-K. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as may be required by law. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Quarterly Report.
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
As of September 30, 2008, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an investment interest in eight other properties comprising 1,243,000 square feet of gross leasable area. A majority of our properties are located in highly populated, suburban communities in Texas. We derive a substantial portion of our revenue from rental income from these properties. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the nine months ended September 30, 2008 and 2007. As of September 30, 2008, our properties were 82% leased and the average debt leverage ratio of the properties in which we have an investment was approximately 53%, with 85% of such debt carrying a fixed rate of interest.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Partnership’s critical accounting policies that the Partnership believes could have the most significant effect on the Partnership’s reported results and require subjective or complex judgments by management is contained in “Item 6. Management’s Discussion and Analysis or Plan of Operation” of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Management believes that as of September 30, 2008, there have been no material changes to this information.
Results of Operations
We commenced our principal operations on June 30, 2005, when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued the initial 80 Units to investors. During 2005, we acquired a direct interest in a property on September 30, 2005 and acquired an interest in another property on December 12, 2005 through a consolidated joint venture. During 2006, we acquired direct interests in two more properties, one on June 30, 2006 and the other on September 29, 2006. In 2006, we also made investments in three joint ventures through which we obtained an ownership interest in five other properties. In 2007, we made investments in two more joint ventures through which we obtained an ownership interest in two other properties. As of September 30, 2008, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an investment interest in eight other properties comprising 1,243,000 square feet of gross leasable area.
Our direct property acquisitions were accounted for as purchases and the results of their operations are included in our consolidated financial statements from their respective dates of acquisition. We report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them.
Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007
Revenue. Revenue stayed relatively constant at $1.7 million for the three-month periods ended September 30, 2008 and September 30, 2007.
General & Administrative. General and administrative expenses were relatively consistent at $51,000 for the three months ended September 30, 2008 compared to approximately $50,000 for the three months ended September 30, 2007. These costs include insurance and other marketing costs.
General & Administrative – Related Party. General and administrative expenses paid to our affiliate decreased $57,000 to approximately $79,000 during the three months ended September 30, 2008 compared to $136,000 for the three months ended September 30, 2007. This decrease is attributable to a true up in the third quarter of 2007 of administrative cost reimbursements such as personnel and technology costs that were incurred by our Advisor related to efforts undertaken on behalf of the Partnership.
Asset Management Fees – Related Party. Asset management fees – related party were constant quarter over quarter at approximately $154,000 during the three months ended September 30, 2008 and September 30, 2007 as assets under management have remained consistent between periods.
Property Expense. Property operating expenses decreased approximately $101,000 to approximately $418,000 during the three months ended September 30, 2008 compared to approximately $519,000 for the three months ended September 30, 2007. This decrease was primarily due to a decrease in property taxes on Olmos Creek and Lantern Lane and assessment fees on Lake Houston incurred in the third quarter of 2007.
Property Management Fees – Related Party. Property management fees to our affiliate remained relatively consistent at approximately $63,000 for the three months ended September 30, 2008 compared to approximately $62,000 for the three months ended September 30, 2007.
Legal and Professional Fees. Legal and professional fees decreased approximately $199,000 to approximately $51,000 during the three months ended September 30, 2008 compared to approximately $250,000 for the three months ended September 30, 2007. This decrease is primarily reflective of increased accounting and legal fees incurred in 2007 related to our initial filing with the SEC, which stabilized in 2008 once we experienced a few quarters of SEC reporting.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $289,000 to approximately $611,000 during the three months ended September 30, 2008 compared to approximately $900,000 for the three months ended September 30, 2007. This decrease was primarily due to a true up of depreciation and amortization costs recorded in the prior year for Olmos Creek and Lantern Lane.
Interest Income – Related Party. Interest income – related party is primarily related to a loan made to AmREIT Woodlake Square, LP, of which we own a 30% interest. The amount decreased approximately $125,000 to approximately $8,000 during the three months ended September 30, 2008 compared to approximately $133,000 during the three months ended September 30, 2007. The decrease is attributable to the conversion of a note receivable from 5433 Westheimer, LP into an equity investment in 5433 Westheimer, which occurred during January 2008. Interest on that note was recorded in interest income – related party during 2007.
Interest and Other Income. Interest and other income decreased approximately $111,000 to approximately $114,000 during the three months ended September 30, 2008 compared to approximately $225,000 for the three months ended September 30, 2007. This decrease was primarily due to earning interest on a lower balance of investable funds during the third quarter of 2008 as compared to the third quarter of 2007. We invested approximately $8.3 million of these invested funds in the Woodlake Square and Westheimer Gessner properties during August and November 2007. Also, in May 2008, we made an additional investment of $1.3 million in Westheimer Gessner, LP.
Interest Expense. Interest expense remained consistent at approximately $781,000 for the three months ended September 30, 2008 compared to approximately $783,000 for the three months ended September 30, 2007.
Loss From Non-Consolidated Entities. Loss from non-consolidated entities increased approximately $256,000 to approximately $387,000 for the three months ended September 30, 2008 compared to approximately $131,000 for the three months ended September 30, 2007. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is primarily attributable to our 50% ownership interest in Casa Linda and 5433 Westheimer which are under redevelopment. In addition, the 30% ownership interests in both Woodlake Square and Westheimer Gessner, which we acquired in August 2007 and November 2007 respectively, reflected an additional net loss.
Nine months ended September 30, 2008 versus Nine months ended September 30, 2007
Revenue. Revenue decreased approximately $90,000 to approximately $5.2 million during the nine months ended September 30, 2008 compared to approximately $5.3 million for the nine months ended September 30, 2007. This decrease is primarily due to a decrease in Common Area Maintenance (CAM) Recovery at the Lantern Lane and Olmos Creek properties, offset slightly by an increase in rental income at Westside Plaza resulting from additional lease-up at that center.
General & Administrative. General and administrative expenses increased approximately $56,000 to approximately $157,000 during the nine months ended September 30, 2008 compared to approximately $101,000 for the nine months ended September 30, 2007. This increase was primarily due to an increase in marketing costs and amortization of lease costs.
General & Administrative – Related Party. General and administrative expenses paid to our affiliate increased $59,000 to approximately $228,000 during the nine months ended September 30, 2008 compared to $169,000 for the nine months ended September 30, 2007. This increase is due to administrative cost reimbursements such as personnel and technology costs that were incurred by our Advisor on behalf of the Partnership. Prior year reflected only a portion of the costs as the Partnership was in its early stages.
Asset Management Fees – Related Party. Asset management fees – related party were constant period over period at approximately $463,000 during the nine months ended September 30, 2008 and September 30, 2007 as assets under management have remained consistent between periods.

Property Expense. Property operating expenses decreased approximately $159,000 to approximately $1.3 million during the nine months ended September 30, 2008 compared to approximately $1.5 million for the nine months ended September 30, 2007. This decrease was primarily due to a decrease in property taxes on Lantern Lane and Olmos Creek and was offset slightly by an increase in property tax consulting fees for all properties.
Property Management Fees – Related Party. Property management fees to our affiliate remained relatively consistent at approximately $186,000 during the nine months ended September 30, 2008 compared to approximately $183,000 for the nine months ended September 30, 2007.
Legal and Professional Fees. Legal and professional fees decreased approximately $80,000 to approximately $338,000 during the nine months ended September 30, 2008 compared to approximately $418,000 for the nine months ended September 30, 2007. This decrease is reflective of higher accounting and legal fees incurred in 2007 related to our initial filing with the SEC, which stabilized in 2008 once we experienced a few quarters of SEC reporting.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $310,000 to approximately $1.9 million during the nine months ended September 30, 2008 compared to approximately $2.2 million for the nine months ended September 30, 2007. This decrease was primarily due to a decrease in amortization of in-place leases, which is attributable to certain in-places leases becoming fully amortized during 2007.
Interest Income – Related Party. Interest income – related party is primarily related to a loan made to AmREIT Woodlake Square, LP, of which we own a 30% interest. The amount decreased approximately $367,000 to approximately $26,000 during the nine months ended September 30, 2008 compared to approximately $393,000 during the nine months ended September 30, 2007. The decrease is attributable to the conversion of a note receivable from 5433 Westheimer, LP into an equity investment in 5433 Westheimer, which occurred during January 2008. Interest on that note was recorded in interest income – related party during 2007.
Interest and Other Income. Interest and other income decreased approximately $354,000 to approximately $354,000 during the nine months ended September 30, 2008 compared to approximately $708,000 for the nine months ended September 30, 2007. This decrease was primarily due to earning interest on a lower balance of investable funds during 2008 as compared to 2007. We invested approximately $8.3 million of these invested funds in the Woodlake Square and Westheimer Gessner properties during August and November 2007. Also, in May 2008, we made an additional investment of $1.3 million in Westheimer Gessner, LP.
Interest Expense. Interest expense remained relatively constant at $2.3 million for the nine months ended September 30, 2008 and 2007.
Loss From Non-Consolidated Entities. Loss from non-consolidated entities increased approximately $953,000 to approximately $1.3 million for the nine months ended September 30, 2008 compared to approximately $330,000 for the nine months ended September 30, 2007. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is primarily attributable to our 50% ownership interest in Casa Linda and 5433 Westheimer which are under redevelopment. In addition, the 30% ownership interests in both Woodlake Square and Westheimer Gessner, which we acquired in August 2007 and November 2007 respectively, reflected an additional net loss during 2008.
Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements with cash on hand as well as through net cash provided by property operations. We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We have no material refinancing obligations over the next twelve months.
As of September 30, 2008 and December 31, 2007, our cash and cash equivalents totaled approximately $1.2 million and $5.2 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Nine months ended
	September 30,
	2008	2007
Operating activities	$(424)	$(1,213)
Investing activities	890	(7,769)
Financing activities	(4,548)	(5,497)
Net cash flows used in operating activities decreased approximately $789,000 to approximately $424,000 for the nine months ended September 30, 2008 compared to approximately $1.2 million for the nine months ended September 30, 2007. This decrease in net cash flows used was primarily attributable to an increase of $1.4 million in working capital cash flows which was driven by a decrease in advances to tenants and related parties of $1.7 million. This increase in working capital cash flows was partially offset by a decrease during 2008 of approximately $605,000 in our income before the effects of losses from non-consolidated entities, of depreciation and amortization expenses and of minority interest in consolidated subsidiaries.
Net cash flows from investing activities increased approximately $8.7 million to net cash inflows of approximately $890,000 for the nine months ended September 30, 2008 compared to net cash outflows of approximately $7.8 million for the nine months ended September 30, 2007. This increase is primarily due to a decrease in notes receivable and notes receivable – related party of $6.1 million, the majority of which relates to the conversion of a note receivable from 5433 Westheimer, LP to an equity investment in 5433 Westheimer. Additionally, during 2008, we invested $2.0 million less in non-consolidated entities than we did in the comparable period in 2007. We also received $724,000 in distributions from three of our non-consolidated investment entities during 2008, and no such distributions were received in 2007.
Net cash flows used in financing activities decreased approximately $949,000 to approximately $4.5 million for the nine months ended September 30, 2008 from approximately $5.5 million for the nine months ended September 30, 2007. This was primarily due to a decrease in payments on notes payable - related party of $1.1 million for the nine months ended September 30, 2008, offset by an increase in distributions to minority interests of $380,000 for the same period.
ITEM 303(a)(iv) OFF BALANCE SHEET ARRANGEMENTS
None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our General Partner’s Chief Executive Officer and Chief Financial Officer, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2008. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.
Changes in Internal Controls
There has been no change to our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed, furnished, or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III
Corporation, its General Partner
Date: November 13, 2008

	By:	/s/ H. Kerr Taylor

H. Kerr Taylor
President, Chief Executive Officer, and Director

	By:	/s/ Chad C. Braun

Chad C. Braun
Executive Vice President, Chief Financial Officer, Treasurer
and Secretary

EXHIBIT INDEX

Exhibit 3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund III, Ltd., dated April 19, 2005 (incorporated herein by reference from Exhibit 3.1 to the Partnership’s Registration Statement on Form 10-SB dated April 30, 2007).

Exhibit 3.2	Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund III, Ltd., dated April 19, 2005 (incorporated herein by reference from Exhibit 3.2 to the Partnership’s Registration Statement on Form 10-SB dated April 30, 2007).

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 14, 2008 (filed herewith).

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 14, 2008 (filed herewith).

Exhibit 32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).