Form 10-K
period 2008-12-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2009-03-31
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-52619
AmREIT MONTHLY INCOME & GROWTH FUND III, LTD.
(Name of Small Business Issuer in its charter)

Texas	20-2964630

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8 Greenway Plaza, Suite 1000
Houston, TX	77046

(address of principle executive offices)	(Zip Code)
Issuer’s telephone number
(713) 850-1400
Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:
Limited Partnership Interests

     Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Revenues for the Issuer’s fiscal year ended December 31, 2008 totaled $7,252,000.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
     In this report all references to “we”, “our”, and “us” refer collectively to AmREIT Monthly Income & Growth Fund III, LTD and its subsidiaries including joint ventures.
     Certain statements constrained herein constitute forward-looking statements as such term is defined in Section 33A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations, and beliefs and are subject to numerous assumptions, risks and uncertainties. Out future results, financial condition and business may differ materially from those expressed in these forward looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. We also note the following forward-looking statements: in the case of our developments projects, the estimated completion date, estimated project costs and costs to complete; and estimates of future capital expenditures, common and preferred share dividends. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements are beyond our ability to control or predict.
     For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.
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
     We commenced our principal operations on June 30, 2005, when we raised the minimum offering of $2.0 million pursuant to the terms of a private placement memorandum dated April 19, 2005, which we refer to as the Offering Memorandum, and issued our initial 80 limited partnership units, or Units. As of October 31, 2006, we had received approximately $71.1 million for the sale of 2,844 Units and closed the Offering. We refer to the holders of our Units as Limited Partners.
     On April 30, 2007 we filed a Form 10-SB with the United States Securities and Exchange Commission, or SEC, to register our Units pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We are subject to the registration requirements of Section 12(g) of the Exchange Act because the aggregate value of our assets exceeds applicable thresholds and the Units of record are held by 500 or more persons. As a result of our obligations to register our securities with the SEC under the Exchange Act, we are subject to the requirements of the Exchange Act rules, including the filing of this Annual Report on Form 10-K.

     Our general partner is AmREIT Monthly Income & Growth III Corporation, a Texas corporation and subsidiary of AmREIT, an SEC reporting, non-traded Texas real estate investment trust. We refer to AmREIT Monthly Income & Growth III Corporation as the General Partner. AmREIT and its predecessors have sponsored and advised 17 partnerships formed for the purpose of investing in properties during their 25 year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement, which we refer to as the Partnership Agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units. Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of the properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under the Partnership Agreement. Our General Partner has invested $1,000 in us for its general partner interest and has invested $800,000 in us for Limited Partner Units. We refer to our General Partner and our Limited Partners collectively as the Partners.
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
     We directly own three properties and have investments in eight additional properties, all of which are located in Texas, are primarily multi-tenant retail properties and comprise in the aggregate approximately 1.5 million rentable square feet. As of December 31, 2008, these properties were 83% leased. We acquired all of these properties subsequent to our formation.
     The following is a summary of the eleven properties in which we owned an interest as of December 31, 2008.

		Square	Percent	Annualized
Property	Location	Footage	Owned	Gross Base Rent(1)
Market at Lake Houston (3)	Houston	101,799	60.0%	$1,557,000
Lantern Lane	Houston	79,462	100.0	1,505,000
Olmos Creek	San Antonio	102,178	100.0	1,046,000
Westside Plaza	Houston	43,021	100.0	1,061,000
5433 Westheimer (2)(4)	Houston	133,881	57.5	1,433,000
Woodlake Pointe (4)	Houston	82,120	30.0	834,000
Berkeley Square (4)	Plano	124,987	20.0	1,976,000
Casa Linda Plaza (2)(4)	Dallas	324,638	50.0	3,410,000
Preston Park Gold (4)	Plano	101,096	20.0	955,000
Preston Towne Crossing (4)	Plano	169,844	20.0	3,078,000
Woodlake Square (4)	Houston	205,522	30.0	1,947,000

Total		1,468,548		$18,802,000

(1)	Annualized gross base rent represents base rents in place on leases with rent having commenced as of December 31, 2008 and does not reflect straight-line rent or other adjustments required under generally accepted accounting principles.

(2)	Property is under redevelopment.

(3)	Property is 60% owned through a joint venture and is consolidated in our financial statements.

(4)	Property is owned through a joint venture that is not consolidated in our financial statements.

     See “Item 2. Description of Property” for a more detailed description of our investments in properties.
Investment Objectives
     Our investment objectives are:
•	to preserve and protect our Limited Partners’ capital contributions;

•	to provide cash distributions to our Partners through the operation of our properties; and

•	to realize appreciation in the value of our properties.
Investment Strategy
     Equity Allocation
     As of December 31, 2008, we have invested substantially all of the net proceeds of the Offering in real properties. We have approximately $918,000 in cash and cash equivalents that may be used for investment in new properties, capital expenditures on existing properties or for working capital. We have invested approximately 75% to 80% of our capital in existing commercial shopping centers, primarily multi-tenant properties, mixed-use properties and, to a lesser degree, single-tenant properties. Approximately 20% to 25% of our capital is invested in the development and redevelopment of commercial shopping centers, consisting primarily of multi-tenant and mixed-use developments and, to a lesser degree, single-tenant developments. However, if our General Partner determines that the risk/return dynamic of the development investment activities or the acquisition of existing retail centers dramatically improves or declines, our capital will be reallocated accordingly.
     Investments in Properties with Operating Histories
     We have invested approximately 75% to 80% of our capital in existing shopping centers leased to high quality tenants, consisting primarily of multi-tenant centers, mixed-use properties and, on a selective basis, free standing single-tenant properties. These investments are primarily shopping centers that are grocery-anchored, strip center, mixed-use or lifestyle properties whose tenants consist of national, regional and local retailers. Our grocery-anchored shopping centers are anchored by an established grocery store operator in the region. Our other shopping centers are typically leased to national and regional tenants, as well as a mix of local and value retailers. Our lifestyle centers are typically anchored by a combination of national and regional tenants that provide customer traffic and tenant draw for specialty and restaurant tenants that support the local consumer. We also own shopping centers that are leased to national drug stores, national restaurant chains, national value-oriented retail stores and other regional and local retailers.
     The majority of our properties have leases that are either leased directly to or guaranteed by the lessee’s parent company, not just the operator of the individual location, and are in areas of substantial retail shopping traffic. Our strategy is to acquire properties that attract tenants that provide basic staples and convenience items to local customers. We believe that sales of these items are less sensitive to business cycle fluctuations than higher priced retail items.
     Development and Redevelopment Properties
     We have invested approximately 20% to 25% of our capital in development and redevelopment properties, either directly or indirectly through joint ventures. Of the eleven properties in which we currently own an interest, 5433 Westheimer and Casa Linda are currently under redevelopment and we have plans to redevelop Woodlake Square and Woodlake Pointe. The amount of equity committed to development and redevelopment projects is generally 25% to 100% of the total cost of the project, with the remaining costs being funded through lines of credit, construction financing or other property level mortgage financing. We work closely with local development partners in these transactions throughout the development process.

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
     Our General Partner has hired a general contractor to provide construction and construction management services for each of our development and redevelopment projects. The general contractor is entitled to fees for providing these services, and these fees may be paid on a fixed price basis or a cost plus basis. AmREIT Construction Company, an affiliate of our General Partner, has historically provided construction and construction management services for our redevelopment projects. During 2008, AmREIT Construction Company ceased providing these services although it will see through to completion all work currently in process. We may engage in the future AmREIT Realty Investment Corporation (“ARIC”), also an affiliate of our General Partner, for construction management services. In these cases, such services are provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.
     Each of our development and redevelopment projects has and will have a project manager assigned to ensure all necessary functions are performed. The project manager is responsible for coordinating all phases of the project, including the feasibility study of each project prior to the commencement of development and much of the pre-development work. Each development also has a construction manager who is responsible for coordinating all the outsourced trades including architectural, engineering, environmental and construction contractors. The construction manager will be an employee of AmREIT Realty Investment Corporation in the event that ARIC is providing construction management services to a development project. The project and construction managers are jointly responsible for the preparation and adherence to the development budgets. Capital inflows and outflows are carefully tracked and compared against budgets. Actual cost versus budget reports are prepared on a monthly basis for review by various parties including the development team, management team and lenders. The project and construction managers work in unison to ensure each project is built within budget and on a timely basis.
     We may place our capital in certain, at-risk situations to secure land our General Partner deems suitable for development. We will utilize methods such as purchase agreements and/or options to tie up development properties. Such commitments may not necessarily result in the eventual acquisition of a land site, as we may elect to forfeit funds after completing our due diligence.
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
Investment Decisions
     Our General Partner uses commercially reasonable efforts to present to us suitable investments consistent with our investment objectives and policies. In pursuing our investment objectives and making investment decisions for us, our General Partner considers relevant real estate property and financial factors, including the location of the property, its suitability for any development contemplated or in progress, its income-producing capacity, prospects for long-range appreciation, liquidity and tax considerations. Moreover, to the extent feasible, our General Partner strives to select a diversified portfolio of properties in terms of type of property and industry of the tenants, although the number and mix of properties acquired will largely depend upon real estate and market conditions and other circumstances existing at the time properties are acquired.
     Prior to acquiring a property, our General Partner undertakes an extensive site review. Our General Partner typically undertakes a long-term viability and market value analysis, including an inspection of the property and surrounding area by an acquisition specialist and an assessment of market area demographics, consumer demand, traffic patterns, surrounding land use, accessibility, visibility, competition and parking. Our General Partner may also take additional actions to evaluate the property, including without limitation, the following:
•	obtaining an independent appraisal of the property;

•	obtaining an independent engineering report of the property’s mechanical, electrical and structural integrity;

•	conducting an investigation of title;

•	evaluating both the current and potential alternative uses of the property; and

•	obtaining an independent Phase I environmental site assessment.
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
Tenant Quality and Monitoring
     We seek to attract high quality tenants for our properties. A tenant will be considered “high quality” if at the time of acquisition or leasing, the tenant has a regional or national presence, operating history of 10 or more years and a net worth in excess of $50 million. When available, our General Partner will rely on national credit rating agencies such as Standard & Poor’s to assist in such determination. If public data is not available, our General Partner will rely on its experience, its own credit analysis and resources provided by its lenders to qualify a prospective tenant.

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
Net Leases
     We typically enter into net leases with our tenants. “Net leases” are leases that typically require that tenants pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple net, double net and bondable. Triple net and bondable leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. Double net leases typically require the landlord to be responsible for the roof and structure of the building while the tenant is responsible for all remaining expenses associated with the real estate. Since each lease is an individually negotiated contract between two or more parties, each contract will have different obligations for both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property, and we will have limited ability to revise the terms of leases to those tenants.
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
Ownership Structure
     For our investments where we are the sole owner, we generally acquire, directly or indirectly, fee simple interests in the property. We may also acquire leasehold interests in real property subject to long-term ground leases. Our General Partner and its affiliates may purchase future investments in their own names or in entities that they control, assume loans in connection with the purchase of properties and temporarily hold title to properties for the purpose of facilitating the acquisition of properties by us.
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
     Our investments in Casa Linda Plaza, The Market at Lake Houston, Woodlake Square and Woodlake Pointe were made through joint ventures with affiliates of our General Partner. For any future investment with our General Partner, its affiliate, or an entity owned or managed by an affiliate, our General Partner or the managing member, largest shareholder, general partner or other controlling or majority owner of the affiliate or such other entity may contribute capital to the joint venture on the same terms and conditions as us. Allocable profits in a joint venture will be calculated based on the sum of net sale proceeds from the sale of a property (after repayment of debt) plus reserves less capital contributions of each joint venture partner plus actual origination and carrying costs of the additional financing incurred in connection with such property. Distributions will be pro rata to the joint venture partners based on their aggregate capital contributions.
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
     Liquidation Period
     Our General Partner will in good faith actively market for sale all of our properties other than those in the development or redevelopment stage and commence an orderly Partnership liquidation on or before October 31, 2012. Properties in the development or redevelopment stage at the end of the operating period will be marketed for sale upon completion. The operating period may be extended to October 31, 2014 only with the consent of Limited Partners owning a majority of the outstanding Units. If our General Partner does not take all commercially reasonable efforts to diligently pursue the portfolio sale and liquidation on our behalf as described above, AmREIT shall forfeit its $800,000 investment in our Units.
     Once our General Partner has marketed for sale all of our properties, it may take months or years for our General Partner to sell all of our properties and wind up our operations. In connection with the sale of a property, we may take purchase money obligations secured by a mortgage on the property as partial payment, thereby delaying any distribution of sale proceeds to our Limited Partners over the term to maturity of such obligations. The terms of payment to be accorded by us will be affected by custom in the area in which the property is located and the then-prevailing economic conditions.
     AmREIT’s Purchase Rights
     We have granted AmREIT a limited right of first refusal to purchase our wholly-owned properties that our General Partner determines are in our best interests to sell. For properties we own through a joint venture, we will grant AmREIT this right of first refusal, subject to the approval of our joint venture partners. If our General Partner determines that it is in our best interests to sell one of our properties, our General Partner will notify AmREIT of our desire to sell such property. AmREIT will then have 30 days to determine whether to pay the market value to acquire the property for itself. To determine the market value of a property, both AmREIT and we, at our own cost and expense, shall appoint a real estate appraiser with at least five years full-time commercial appraisal experience and who is a member of the Appraisal Institute (MAI designation). If either of us fails to appoint an appraiser, the single appraiser appointed shall be the sole appraiser and shall determine market value. Each appraiser shall conduct an independent appraisal of the property within 30 days after the two appraisers are appointed. If the appraised values are within five percent of each other, the market value of the property shall be the mean of the two appraisals. If the two appraisals are more than five percent apart, a third appraiser meeting the qualifications stated above and independent from each party shall be appointed by the existing appraisers. Each of the parties shall bear one-half of the cost of the third appraiser. Within 30 days after its selection, the third appraiser shall complete its appraisal of the property. Upon completion of the third appraisal, if the low appraisal and/or the high appraisal are/is more than five percent lower and/or higher than the middle appraisal, the low appraisal and/or the high appraisal shall be disregarded. If only one appraisal is disregarded, the remaining two appraisals shall be added together and their total divided by two, with the resulting quotient being the market value. If both the low appraisal and the high appraisal are disregarded as stated above, the middle appraisal shall be the market value. AmREIT will have 10 business days after the final determination of market value to elect to purchase the property.
     If AmREIT agrees to pay the market value for a property, as determined above, we will sell the property to AmREIT. If AmREIT declines to acquire a property or fails to notify us of its intent to acquire a property within the requisite time periods, then we will market the property to third parties.

     Marketing
     Our General Partner believes that relationships and networking are the two primary components of marketing properties for sale. Our General Partner will use its in-house staff along with its relationships with key commercial brokers across the country to sell our properties.
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
     Our General Partner invests our reserves and other available funds not committed to investments in properties in United States government securities, securities issued and fully guaranteed by United States government agencies, securities issued and fully guaranteed by states or municipalities, certificates of deposit and time or demand deposits in commercial banks, bankers’ acceptances, savings and loan association deposits or deposits in members of the Federal Home Loan Bank System, or money market instrument funds.
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
     Interests in Other Real Estate Programs
     AmREIT sponsors and manages real estate programs and ventures. The existing entities that our General Partner’s management also manages and which have similar investment objectives and may compete with us are AmREIT Income & Growth Fund, Ltd., AmREIT Monthly Income & Growth Fund, Ltd., AmREIT Monthly Income and Growth Fund II, Ltd., AmREIT Monthly Income and Growth Fund IV, L.P., ReitPlus, Inc. and AmREIT. In addition to identifying, originating and effecting property acquisitions and development projects for us, our General Partner’s management and its affiliates will continue to acquire and develop real estate for the account of other affiliated and unaffiliated investors. Conflicts of interest with our General Partner’s management may arise in its allocating opportunities between us and other programs, particularly where our General Partner’s profit or loss interest in such other investment is different than our General Partner’s interest in the Partnership.
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
     Transactions with Affiliates
     We may, from time to time, sell some of our properties to AmREIT. As a result of the inherent conflict in such a sale, we will only sell a property to AmREIT if they agree to pay the market value or the amount of a bona fide final third-party offer for that property. See “Item 1. Business - Disposition Policies — AmREIT’s Purchase Rights” for a more detailed description of AmREIT’s rights. In addition, we may borrow money from AmREIT or its affiliates. Although our General Partner will only approve an affiliated borrowing transaction if, in the exercise of its fiduciary duties, it determines that the terms are fair and reasonable and no less favorable to us than comparable loans between unaffiliated third parties, our General Partner could face conflicts of interest in connection with such a transaction that may not be resolved in the best interests of our Limited Partners.
     In the event our General Partner or its affiliates receive compensation from us for any additional services performed on our behalf, such services will only be provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location. Such services may include, but are not limited to, leasing coordination fees, construction and construction management fees, including in connection with renovation and remodeling, and tax appeal fees. The fees for such services, if provided by affiliates, will be separately itemized and retained in our records.
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
     AmREIT Construction Company, an affiliate of our General Partner, has historically provided general contracting and construction management services for certain of our development and redevelopment projects. AmREIT Construction Company completed our Westside Plaza redevelopment project in 2007 and is under contract to provide construction management services for the redevelopment of Casa Linda. During 2008, AmREIT Construction Company ceased providing general contracting services although it will see through to completion all work currently in process. We may engage ARIC, also an affiliate of our General Partner, in the future for construction management services. As a result of us using AmREIT Construction Company for these services, we do not have the benefit of independent construction management to the same extent as if AmREIT Construction Company was unaffiliated. Since AmREIT Construction Company and ARIC are affiliates of our General Partner, we do not have the benefit of arm’s-length negotiation of any contracts we enter into with AmREIT Construction Company or with ARIC that would apply between unrelated parties.
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
Competition
     As we purchase properties for our portfolio, we are in competition with other potential buyers, including our affiliates, for the same properties. As a result, we may either have to pay more to purchase the property than we would if there were no other potential acquirers or locate another property that meets our investment criteria. Although our retail properties have an average occupancy of 83%, and we have acquired, and intend to continue to acquire, properties subject to existing leases, the leasing of real estate is highly competitive, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for their properties.
Concentration of Credit Risk
     As of December 31, 2008, we had $3,000 invested in a government security money market account. Such amounts are readily convertible into cash for use in our operations.
     We have geographic concentration in our property holdings. In particular, as of December 31, 2008, all of our properties were located in Texas. We have tenant concentration in our properties. Rental income generated from H-E-B Grocery and Designer Shoe Warehouse represented 28% and 11% of our 2008 rental income, respectively.
ITEM 2. DESCRIPTION OF PROPERTY
Overview
     During the period from April 19, 2005 (inception) to December 31, 2008, we acquired interests in eleven properties. We directly own three properties and have investments in eight properties through joint venture arrangements. We have included a description of the types of real estate in which we have invested and will invest, and a summary of our investment policies and limitations on investment and the competitive conditions in which we operate under “Item 1. Description of Business” above. We believe our properties are suitable for their intended use and are adequately insured.
     As of December 31, 2008, we owned interests in the following properties, all of which are located in Texas:

					Percentage of total
		Square	Percent	Annualized	annualized Gross
Property	Location	Footage	Leased	Gross Base Rent(1)	Base Rent
Market at Lake Houston (2)	Houston	101,799	100.0%	$1,557,000	8.3%
Lantern Lane	Houston	79,462	94.3	1,505,000	8.0
Olmos Creek	San Antonio	102,178	94.1	1,046,000	5.6
Westside Plaza	Houston	43,021	99.8	1,061,000	5.6
5433 Westheimer (3)	Houston	133,881	62.5	1,433,000	7.6
Woodlake Pointe (3)	Houston	82,120	50.0	834,000	4.4
Berkeley Square (3)	Plano	124,987	92.9	1,976,000	10.5
Casa Linda Plaza (3)	Dallas	324,638	84.0	3,410,000	18.1
Preston Park Gold (3)	Plano	101,096	76.6	955,000	5.1
Preston Towne Crossing (3)	Plano	169,844	94.4	3,078,000	16.4
Woodlake Square (3)	Houston	205,522	71.7	1,947,000	10.4

Total		1,468,548		$18,802,000

(1)	Annualized gross base rent represents base rents in place on leases with rent having commenced as of December 31, 2008 and does not reflect straight-line rent or other adjustments under generally accepted accounting principles.

(2)	Property is 60% owned through a joint venture which is consolidated in our financial statements.

(3)	Property is owned through a joint venture that is not consolidated in our financial statements.

Description of Our Real Estate Investments
          Westside Plaza
          On September 30, 2005, we purchased a 100% interest in the Westside Plaza property, a 43,021 square foot retail shopping center located in Houston, Texas. The property was purchased from an unaffiliated third party. We used proceeds from the Offering and assumed two 20-year mortgage loans to fund the acquisition of the Westside Plaza property. The first loan in the amount of $10.2 million bears an annual interest rate of 5.62% and had an outstanding principal balance of $9.8 million as of December 31, 2008. The second loan in the amount of $640,000 bears an annual interest rate of 12.75% and had an outstanding principal balance of $637,000 as of December 31, 2008.
          The Westside Plaza property is anchored by Designer Shoe Warehouse which occupies 24,500 square feet and has a lease scheduled to expire in July 2010. Fadi’s restaurant is another major tenant and occupies 5,125 square feet with a lease scheduled to expire in January 2012. We completed the redevelopment of the property by adding aesthetic enhancements during 2007 and plan to resell it under attractive market conditions.
          The Market at Lake Houston
          On December 12, 2005, through a joint venture arrangement with an affiliate of our General Partner, AmREIT Monthly Income & Growth Fund, Ltd, we acquired a 60% interest in The Market at Lake Houston property, a 101,799 square foot retail shopping center located in Houston, Texas. Our joint venture partner owns the other 40% interest in the joint venture. The property was purchased from an unaffiliated third party. We used proceeds from the Offering and obtained a 30-year mortgage loan to fund the acquisition of The Market at Lake Houston property. The loan was in the amount of $15.7 million, bears an annual interest rate of 5.75% and is interest-only until January 1, 2016.
          This property is 100% leased. H-E-B Grocery is the largest tenant occupying 80,641 square feet with a lease scheduled to expire February 2017. We acquired this property with the expectation that it would provide a stable stream of rental income. We have no plans to renovate or redevelop The Market at Lake Houston property.
          5433 Westheimer
          On March 31, 2006, through a special purpose entity, 5433 Westheimer, LP, we purchased a 50% interest in the 5433 Westheimer property, a 133,881 square foot, 11 story office building located in Houston, Texas. Our joint venture partner, Songy Partners, purchased the other 50% interest in the joint venture. The property was purchased from an unaffiliated third party. We acquired our interest in the 5433 Westheimer property with proceeds from the Offering. In January 2008, we mortgaged our interest in this property with a $32.9 million, three-year variable-rate loan with a third-party lender. We have the option to extend the loan an additional year. The loan bears interest at LIBOR plus a spread of 1.70%. This property currently has 39 tenants, all of whom have short term leases. Prosperity Bank is the largest tenant occupying 17,185 square feet with a lease scheduled to expire in May 2011. We acquired this property with the intent to redevelop the site into a mixed use complex with retail shopping and potentially, an office, hotel or condominium component. We made a loan in the amount of approximately $7.0 million in March 2006 in connection with our plans for redeveloping the site. This loan had a LIBOR-based variable interest rate of LIBOR plus 2%. The interest rate on the note was 6.82% as of December 31, 2007. During 2008, the property was refinanced with a third party lender. In conjunction with that refinancing, the lender required an additional equity contribution of $7.0 million. This requirement was satisfied through conversion of our $7.0 million loan to equity. We established a note receivable with our joint venture partner for its portion of the additional equity contribution ($3.5 million). In November 2008, we converted $800,000 of that note into an additional equity investment in the property. The balance of the note was approximately $334,000 at December 31, 2008, and we expect the balance to be paid in full during 2009. We expect to complete construction and build out of the property by June 30, 2009.

          Olmos Creek
          On June, 30, 2006, through our wholly-owned special purpose entity, AmREIT Olmos Creek, LP, we purchased a 100% interest in the Olmos Creek property, a 102,178 square foot retail shopping center located in San Antonio, Texas. The property was purchased from an unaffiliated third party. We used proceeds from the Offering to fund the acquisition of Olmos Creek. Subsequent to the acquisitions, we obtained a 10-year interest-only mortgage loan in the amount of $11.2 million that bears an annual interest rate of 6.02%. As of December 31, 2008, major tenants of the Olmos Creek property include H-E-B Grocery as the largest tenant occupying 55,513 square feet, Blockbuster, Subway, UPS Store and Edward Jones. Additionally, we have ground leases with Compass Bank through May 2017 and McDonald’s through June 2017. We acquired this property with the expectation that it would provide a stable stream of rental income. We currently do not have plans to renovate or redevelop the Olmos Creek property.
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
          Properties in Plano, Texas Owned Through a Joint Venture with an Affiliate of JPMorgan
          Through our investment in PTC/BSQ Holding Company LLC (“PTC/BSQ”), we purchased a 20% interest in Preston Towne Crossing, Berkeley Square and Preston Park Gold. The joint venture, 80% owned by JPMorgan Asset Management, acquired each of these shopping centers from unrelated third parties. These retail centers, further described below, are adjacent to one another in Plano, Texas, and total 395,927 square feet. Preston Park Gold was acquired by PTC/BSQ on November 15, 2006 while Preston Towne Crossing and Berkeley Square were both acquired on December 7, 2006.
          Preston Park Gold. The 101,096-square-foot Preston Park Gold, which is the former Target/Vineyard Antique Mall building, is located between Preston Towne Crossing and Berkeley Square and was retrofitted in 2007.
          Major tenants of the Preston Gold property include Gold’s Gym which occupies 49,427 square feet and Chair King which occupies 27,438 square feet. Leases for these tenants are scheduled to expire in October 2024 and June 2017, respectively. The property was redeveloped in order to increase value and construction was completed in July 2007. The property is unencumbered and is 77% occupied as of December 31, 2008.
          Preston Towne Crossing and Berkeley Square. The 169,844-square-foot Preston Towne Crossing and the 124,987-square-foot Berkeley Square are 94% and 93% occupied, respectively at December 31, 2008 and are located on 35 acres at the northeast corner of Preston Road and West Park Boulevard in Plano. PTC/BSQ assumed mortgage loans in the amount of $22.4 million and $18.1 million encumbering Preston Towne Crossing and Berkeley Square, respectively. Each of the loans matures in January 2012. The Preston Towne Crossing loan bears interest at 5.83% and the Berkeley Square loan bears interest at 5.87%. The Preston Towne Crossing loan has a balance of $21.4 million as of December 31, 2008, and the Berkeley Square loan has a balance of $17.3 million as of December 31, 2008.
          Major tenants of the Preston Towne Crossing property include REI which occupies 27,000 square feet and

Park Plaza Salon which occupies 20,000 square feet. Leases for these tenants are scheduled to expire in April 2015 and January 2012, respectively. Movie Grill Concepts, Ltd. is the largest tenant of Berkeley Square occupying 30,977 square feet with a lease scheduled to expire in February 2010.
          Developed during 1986 and 1987, the shopping centers underwent renovations during 2007 and 2008 to enhance the facades, complete store pop-ups, upgrade landscaping and add new signage. These enhancements were completed during 2008. The properties also include undeveloped land behind Berkeley Square that we believe can be sold to an office or residential developer.
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
          Albertson’s is the largest tenant occupying 59,561 square feet with a lease scheduled to expire in July 2016. Additional tenants are Petco, 24-Hour Fitness, Starbucks, Wachovia, Chili’s, Blockbuster, Washington Mutual, Supercuts and Guarantee Federal Bank. The property was originally built between 1946 and 1949 and is currently being redeveloped. Redevelopment is scheduled to be complete during 2009.
          Woodlake Square
          On August 31, 2007, through a joint venture arrangement with affiliates of our General Partner, AmREIT Monthly Income & Growth Fund IV, L.P. and AmREIT Realty Investment Company, we acquired a 30% interest in the Woodlake Square property, a 205,522 square foot retail shopping center located in Houston, Texas. Our joint venture partners own the other 70% interest in the joint venture. The property was purchased from an unaffiliated third party. We used proceeds from the Offering and obtained a 3-year mortgage loan from Frost Bank to fund the acquisition of the Woodlake Square property. The loan was in the amount of $24.0 million and is interest-only until maturity. The interest related to this debt is at a variable interest rate of LIBOR plus 1.35%. At December 31, 2008, the variable interest rate was 2.78%. In December, 2007, the property entered into an interest rate swap to hedge its position on the mortgage. As a result, the interest rate will remain fixed at 5.465% for the life of the loan.
          Randall’s is the largest tenant occupying 56,430 square feet with a lease scheduled to expire in July 2013. Additional tenants are Walgreen’s, Hooters, Jos. A. Bank Clothiers, Ragin Cajun, and Woodlake Children’s Center.
          Woodlake Pointe
          On November 21, 2007, through a joint venture arrangement with affiliates of our General Partner, AmREIT Monthly Income & Growth Fund IV, L.P. and AmREIT Realty Investment Company, we acquired a 30% interest in AmREIT Westheimer Gessner, L.P. which owns the Woodlake Pointe property, a 82,120 square foot retail shopping center located in Houston, Texas. Our joint venture partners own the other 70% interest in the joint venture. The property was purchased from an unaffiliated third party. We used proceeds from the Offering and paid cash for the acquisition.
          Border’s is the largest tenant occupying 41,060 square feet with a lease scheduled to expire in January, 2010.
          On May 29, 2008, through the same joint venture arrangement with affiliates of our General Partner, AmREIT Monthly Income and Growth Fund IV, L.P. and AmREIT Realty Investment Company, we acquired a 30% interest in a tract of land adjacent to Woodlake Pointe. Our joint venture partners own the other 70% interest in the property. The acquisition is accounted for as part of AmREIT Westheimer Gessner, L.P. We used proceeds from the Offering and paid cash for the acquisition.
          Portfolio Information
          The following table shows our five highest tenant industry concentrations for all properties in which we own an interest as of December 31, 2008.

	Total	Annualized	Percentage of Total
	Number of	Gross Base	Annualized
Industry	Tenants	Rent	Gross Base Rent
Dining	49	$3,817,000	20.4%
Specialty Retail	47	3,423,000	18.3
Grocery	9	2,692,000	14.4
Banking	16	1,328,000	7.1
Gym	12	1,243,000	6.7
          The following table shows our tenants which occupy 10% or more of the rentable square feet for each property in which we own an interest and the lease expirations of such tenants as of December 31, 2008, assuming no exercise of renewal option or termination rights.

			Percentage of
		Rentable	Total Rentable	Year of
		Square	Square Feet for	Lease
Property	Industry	Feet	Property	Expiration
Westside Plaza
Designer Shoe Warehouse	Shoe Retail	24,500	57%	2010
Fadi’s Mediterranean Delight	Dining	5,125	12	2012
Market at Lake Houston
H-E-B Grocery	Grocery	80,641	79	2017
Olmos Creek
H-E-B Grocery	Grocery	55,513	53	2020
Casa Linda Plaza
Albertson’s	Grocery	59,561	18	2016
Lantern Lane
Rice Food Markets, Inc.	Grocery	21,450	27	2013
Fidelity Investments	Banking	9,578	12	2010
Preston Towne Crossing
Recreational Equipment Inc.	Sporting Goods	27,000	16	2015
Park Plaza Salon	Beauty Salons	20,000	12	2012
Berkeley Square
Movie Grill Concepts, Ltd	Entertainment	30,977	25	2010
5433 Westheimer
Prosperity Bank	Banking	17,185	13	2011
Preston Gold
Gold’s Gym	Gym	49,427	49	2024
Chair King	Specialty Retail	27,438	27	2017
Woodlake Square
Randall’s Food & Drug	Grocery	56,430	27	2013
Woodlake Pointe
Borders	Book Retail	41,060	50	2010

          The following table shows lease expirations for our four consolidated properties as of December 31, 2008, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights.

	Total		Annualized	Percentage of
	Number of	Rentable	Gross Base	Total Annualized
Year of Lease Expiration	Leases	Square Feet	Rent	Gross Base Rent
2009	11	24,288	$498,000	9.6%
2010	7	48,594	1,064,000	20.6
2011	5	6,484	205,000	4.0
2012	13	41,206	860,000	16.6
2013	6	35,714	646,000	12.5
2014	—	—	—	—
2015	2	3,317	67,000	1.3
Thereafter	9	157,843	1,828,000	35.4

	53	317,446	$5,168,000	100.0%

          As of December 31, 2008, we have invested substantially all of the net proceeds of the Offering in real properties. We have approximately $918,000 in cash and cash equivalents to be used for investment in new properties, capital expenditures on existing properties or for working capital. As of December 31, 2008, our dispositions were limited to the sale of a parcel of land on our Olmos Creek property in San Antonio, Texas in 2006. This sale generated $775,000 in proceeds.
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
          The following table shows the distributions to our Limited Partners we have declared (including the total amount paid and the amount paid on a per Unit basis) from the last two fiscal years ended December 31, 2007 and December 31, 2008:

	Total Amount of	Distribution
Period Declared	Distributions Paid	Per Unit
January 2007	435,231	156.25
February 2007	444,314	156.25
March 2007	444,314	156.25
April 2007	444,270	156.25
May 2007	444,270	156.25
June 2007	444,270	156.25
July 2007	444,314	156.25
August 2007	444,314	156.25
September 2007	444,314	156.25
October 2007	444,158	156.25
November 2007	444,158	156.25
December 2007	444,158	156.25
January 2008	444,158	156.25
February 2008	444,158	156.25
March 2008	444,158	156.25
April 2008	444,158	156.25
May 2008	444,158	156.25
June 2008	444,158	156.25
July 2008	444,158	156.25
August 2008	444,158	156.25
September 2008	444,002	156.25
October 2008	444,002	156.25
November 2008	444,002	156.25
December 2008	443,377	156.25

Total	$10,650,732

          We have made monthly distributions to our Limited Partners at a rate of 7.5% per annum from January 2006 through November 2008. Beginning December 1, 2008, distributions will be made at a rate of 3.0% per annum. All of the distributions we have paid through December 31, 2008 constitute a return of capital to our Limited Partners for tax purposes. One of our primary goals is to pay regular (monthly) distributions to our Limited Partners. We expect to maintain the distribution rate of 3.0%, unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:
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
          From the start of the Offering through December 31, 2008, we have incurred approximately $8.1 million in organization and offering costs in connection with the Offering. Approximately $7.7 million of those costs represent offering costs such as sales commissions and dealer manager fees paid for the placement of the Units. Approximately $418,000 of those costs represent organizational costs such as legal and accounting fees, printing costs, filing fees and distribution costs. Substantially all of these organizational costs were direct or indirect payments to our General Partner and its affiliates. The remaining expenses were direct or indirect payments to others. Our net offering proceeds from the Offering totaled $63.0 million. From the start of the Offering through December 31, 2008, we invested substantially all of the net proceeds of the Offering in real properties. See “Item 2. Description of Property” for more information regarding real estate purchases. Additionally, see Note 9 to our consolidated financial statements for a discussion of payments made to affiliated entities for capital-raising and real estate services.
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
          We have no employees and are managed by AmREIT Monthly Income and Growth III Corporation, our General Partner, pursuant to the Partnership Agreement. Our General Partner is a subsidiary of AmREIT, an SEC reporting, non-traded Texas real estate investment trust. In addition to owning its general partner interest in us for which it contributed $1,000, our General Partner contributed $800,000 to us in exchange for limited partnership units, or Units, which represent approximately 1% of the outstanding Units. The remaining Units are held by other Limited Partners. We qualify as a partnership for federal income tax purposes.
          We derive a substantial portion of our revenue from rental income from our properties, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the years ended December 31, 2008, 2007, and 2006. As of December 31, 2008, our properties had an average occupancy of 83%, and the average debt leverage ratio of the properties in which we have an investment was approximately 54%, with 85% of such debt carrying a fixed rate of interest.

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
          As of December 31, 2008, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an interest in eight additional properties through joint ventures comprising 1,243,000 square feet of gross leasable area. As of December 31, 2008, we have invested substantially all of the net proceeds of the Offering in real properties. We have approximately $918,000 in cash and cash equivalents that may be used for investment in new properties, capital expenditures on existing properties or for working capital. All of our properties are located in highly populated, suburban communities in Texas.
          Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition and leasing strategy. We believe our strategy of purchasing premier retail properties in high-traffic, highly-populated areas will produce stable earnings and growth opportunities in future years.
          We continually monitor the sales trends and creditworthiness of our tenants. We do not expect store closings or bankruptcy reorganizations to have a material impact on our consolidated financial statements. The tenants with which we have concerns represent less than 10% of our current total portfolio annualized rental income.
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
          Revenue Recognition
          We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases and although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In all cases, we have determined that we are the owner of the tenant improvements. In cases where tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete.
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
          Valuation of Real Estate Assets
          We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets, including accrued rental income, may not be recoverable through operations. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. We have not recorded any impairment losses for the years ended December 31, 2008, 2007 or 2006.
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
          Investment in Non- consolidated Entities
          As of December 31, 2008, we have ownership interests in eleven real estate properties, four of which are consolidated into our financial statements. Although we exercise significant influence over the activities of the remaining seven properties, we do not have a controlling financial interest in them. Accordingly, all of our real estate investments in these properties are reported under the equity method of accounting pursuant to U.S. generally accepted accounting principles. Our joint ventures recognize revenues from rents and tenant reimbursements in the same manner as discussed in the “Revenue Recognition” section above and account for real estate acquisitions in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”) as discussed in the “Real Estate Acquisitions” section below.
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

          Real Estate Acquisitions
          We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationships, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market lease amortization includes fixed-rate renewal periods. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.
          Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the life of the respective leases for tenant improvements. Leasehold estate properties, where the Company owns the building and improvements but not the related ground, are amortized over the life of the lease. The determination of useful lives requires judgment and includes significant estimates.
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
Recently Issued Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. This statement is effective for our fiscal year beginning January 1, 2008, except for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our fiscal year beginning January 1, 2009. We adopted the provisions of SFAS No. 157 for financial assets and liabilities as of January 1, 2008 and there was no material effect on the our results of operations, cash flows, or financial condition. Management is currently evaluating the impact SFAS No. 157 will have on our consolidated financial position and results of operations when it is applied to non-financial assets and liabilities.
          In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option for any eligible financial assets and liabilities under the provisions of SFAS No. 159.
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
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements. We expect that the impact of our adoption of SFAS 160 will be to increase our shareholders’ equity as a result of transferring the minority interest in our consolidated subsidiaries from the mezzanine section of our balance sheet into equity.
          In March 2008, the FASB issued SFAS No. 161: Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under SFAS No. 161, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material effect on our results of operations or financial position.
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
          Scheduled Lease Expirations
          During 2009, 9.6% of the leased square footage of our consolidated properties expires. Our leasing strategy for 2009 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals.

Results of Operations
          We commenced our principal operations on June 30, 2005, when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued the initial 80 Units to investors. During 2005, we acquired one interest in a property through a consolidated joint venture on September 30, 2005 and acquired a direct interest in another property on December 12, 2005. During 2006, we acquired direct interests in two additional properties, one on June 30, 2006 and the other on September 29, 2006. In 2006, we also made investments in three joint ventures through which we obtained an ownership interest in five other properties. During 2007, we made investments in two other joint ventures through which we obtained an ownership interest in two additional properties. During 2008, we made an investment in one additional property through an existing joint venture and acquired an additional equity interest in another existing joint venture. Our direct property acquisitions were accounted for as purchases and the results of their operations are included in our consolidated financial statements from their respective dates of acquisition. With the exception of our investment in AmREIT Lake Houston GP, Inc, which we consolidate into our financial statements, we report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them.
Comparison of the year ended December 31, 2008 to the year ended December 31, 2007
          Revenue. Revenue increased approximately $506,000 to approximately $7.3 million during the year ended December 31, 2008 compared to approximately $6.7 million for the year ended December 31, 2007. This increase resulted from an increase in rental income due to rent increases at Lantern Lane and new tenants at Westside Plaza as well as an increase in common area maintenance recoveries at Lantern Lane.
          General and Administrative. General and administrative fees increased approximately $37,000 to approximately $164,000 during the year ended December 31, 2008 compared to approximately $127,000 for the year ended December 31, 2007. This increase is primarily due to an increase in marketing and conference expenses.
          General and Administrative — Related Party. General and administrative — related party represents reimbursements made to our General Partner for its costs incurred in providing various services to us, including accounting, financial reporting and investor service costs. These costs increased approximately $74,000 to approximately $302,000 during the year ended December 31, 2008 compared to approximately $228,000 during the year ended December 31, 2007. This increase is due to administrative cost reimbursements such as personnel and technology costs incurred by our Advisor on behalf of the Partnership. The prior year reflected only a portion of such costs as the Partnership was in its early stages.
          Property Expenses. Property operating expenses increased approximately $307,000 to approximately $1.9 million during the year ended December 31, 2008 compared to approximately $1.6 million for the year ended December 31, 2007. This increase was primarily due to an increase in property taxes and related consulting fees at Lake Houston and Lantern Lane as well as an increase in bad debt expense at Lantern Lane and Olmos Creek.
          Legal and Professional Fees. Legal and professional fees decreased approximately $177,000 to approximately $363,000 during the year ended December 31, 2008 compared to approximately $540,000 for the year ended December 31, 2007. This decrease was primarily due to lower rates on our audit and tax fees as well as a reduced level of legal services provided in our second year of complying with SEC rules and regulations.
          Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $267,000 to approximately $2.6 million during the year ended December 31, 2008 compared to approximately $2.9 million for the year ended December 31, 2007. This decrease was primarily due to a decrease in amortization of in-place leases as a substantial portion of those costs were fully amortized in the latter part of 2007 or early 2008.
          Interest Income — Related Party. Interest income — related party decreased approximately $492,000 to approximately $29,000 during the year ended December 31, 2008 compared to approximately $521,000 for the year ended December 31, 2007. This decrease was the result of our conversion of the note receivable due from 5433 Westheimer LP, of which we own a 57.5% interest, into an increased equity investment in January 2008.

          Interest and Other Income. Interest and other income decreased approximately $478,000 to approximately $389,000 during the year ended December 31, 2008 compared to approximately $867,000 for the year ended December 31, 2007. This decrease resulted from a combination of lower interest rates during 2008 and a reduced balance of invested funds. We invested approximately $4.1 million in AmREIT Westheimer Gessner, LP in November, 2007 and then a follow-on $1.3 million investment in that same entity in May 2008.
          Interest Expense. Interest expense remained relatively constant at approximately $3.1 million during the year ended December 31, 2008 and approximately $3.2 million for the year ended December 31, 2007. We had no significant changes in the terms of our debt instruments in the 2008 period.
          Loss From Non-Consolidated Entities. Loss from non-consolidated decreased approximately $171,000 to approximately $1.8 million for the year ended December 31, 2008 compared to approximately $2.0 million for the year ended December 31, 2007. This loss represents our ownership portion of our joint ventures’ net income or loss for the period, such loss being driven primarily by depreciation and amortization charges. Our 5433 Westheimer property and our Casa Linda property are both undergoing redevelopment. Specifically as it relates to 5433 Westheimer, we have not been seeking new leases or renewals of existing leases in order to facilitate the redevelopment process on the office building, which has resulted in increased vacancies. Additionally, our Woodlake Square and Woodlake Pointe properties are in the planning stages of their respective redevelopments. We believe these property enhancements will allow us to drive occupancy and improve the operating results of the property once the redevelopment is complete.
          Minority Interest in Loss of Consolidated Subsidiaries. Minority interest in loss of consolidated subsidiaries decreased by $29,000 to $59,000 during the year ended December 31, 2008 compared to $88,000 for the year ended December 31, 2007. Minority interest in loss of consolidated subsidiaries represents the 40% ownership interest that one of our affiliated investment funds has in a real estate partnership that we consolidate as a result of our controlling financial interest in such partnership. The partnership investment was made in December 2005 concurrent with the acquisition of The Market at Lake Houston. This decrease was primarily due to a decrease in amortization of in-place leases for The Market at Lake Houston as certain of such balances became fully amortized during the latter part of 2007 or early part of 2008.
Comparison of the year ended December 31, 2007 to the year ended December 31, 2006
          Revenue. Revenue increased approximately $2.0 million to approximately $6.7 million during the year ended December 31, 2007 compared to approximately $4.7 million for the year ended December 31, 2006. This increase was primarily due to the Lantern Lane and Olmos Creek 2006 acquisitions reflecting a full year of rental income in 2007.
          General and Administrative. General and administrative fees increased approximately $63,000 to approximately $127,000 during the year ended December 31, 2007 compared to approximately $64,000 for the year ended December 31, 2006. This increase is primarily due to accounting software costs.
          General and Administrative — Related Party. General and administrative — related party represents reimbursements made to our General Partner for its costs incurred in providing various services to us, including accounting, financial reporting and investor service costs. These costs increased due to our increased financial reporting requirements during 2007 as a result of becoming subject to rules and regulations of the Securities and Exchange Commission. Additionally, these costs increased substantially during 2007 as a result of our increased Limited Partner base due to our significant capital-raising activity in 2007.
          Asset Management Fees — Related Party. Asset management fees — related party increased approximately $265,000 to approximately $618,000 during the year ended December 31, 2007 compared to approximately $353,000 for the year ended December 31, 2006. Asset management fees have increased commensurate with the increase in assets under management as a result of our capital-raining efforts which continued through October 31, 2006. The year ended December 31, 2007 was the first year that incurred fees on the full amount of the $71.1 million in capital that we have raised since our inception.

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
          Depreciation and Amortization Expense. Depreciation and amortization expense increased approximately $1.1 million to approximately $2.9 million during the year ended December 31, 2007 compared to approximately $1.8 million for the year ended December 31, 2006. This increase was primarily due to the Lantern Lane and Olmos Creek 2006 acquisitions reflecting a full year of depreciation and amortization in 2007.
          Interest Income — Related Party. Interest income — related party increased approximately $128,000 to approximately $521,000 during the year ended December 31, 2007 compared to approximately $393,000 for the year ended December 31, 2006. This increase is due to interested earned on our note receivable from 5433 Westheimer, LP for a full year in 2007 versus nine months in 2006.
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
          Loss From Non-Consolidated Entities. Loss from non-consolidated entities was a loss of $2.0 million for the year ended December 31, 2007, and represents our ownership portion of our joint venture’s net income or loss for the period. Loss from non-consolidated entities was a loss of $344,000 for the year ended December 31, 2006. The loss increased by $1.7 million primarily due to our investments in the 5433 Westheimer property as well as the Casa Linda property. Both properties had been operating at net losses as a result of their vacancies — 5433 Westheimer is 61% leased while Casa Linda, our single largest property, is 82% leased. To allow us to begin executing on our plan to redevelop 5433 Westheimer, we have not been seeking out new long-term leases nor have we been renewing existing tenants on a long-term basis, resulting in the vacancies. With respect to Casa Linda, we are redeveloping the property and expect that the property enhancements will allow us to drive occupancy and improve the operating results once the redevelopment is complete.
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
          During the past 18 months, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt financing and a virtual shutdown of equity capital markets, particularly in the real estate sector. A significant additional deterioration in the national economy or the bankruptcy or insolvency of one or more of our large tenant could cause our 2009 cash resources to be insufficient to meet our obligations. In such event, we would likely suspend our distributions. In 2011, a mortgage on one of our consolidated properties matures, and we cannot predict whether the credit markets or equity capital markets will be accessible at that time at a reasonable price.
          At December 31, 2008 and 2007, our cash and cash equivalents totaled approximately $918,000 and approximately $5.2 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Operating activities	$971	$387
Investing activities	894	(11,393)
Financing activities	(6,192)	(6,877)
          Net cash provided by operating activities increased approximately $584,000 to approximately $971,000 for the year ended December 31, 2008 compared to approximately $387,000 for the year ended December 31, 2007. Income before the effect of depreciation and amortization and of loss from non-consolidated affiliates decreased by approximately $688,000 to approximately $876,000 for the year ended December 31, 2008 compared to approximately $1.6 million for the year ended December 31, 2007. This decrease was the result of a decrease in interest income and interest income — related party, as discussed in the “Results of Operations” section above. Working capital inflows increased approximately $1.3 million from outflows of approximately $1.2 million for the year ended December 31, 2007 to cash inflows of approximately $95,000 for the year ended December 31, 2008. The primary driver of the reduction in working capital outflows was a $1.7 million increase in cash receipts on accounts receivable — related party that was driven by repayment of a loan made to one of our non-consolidated subsidiaries.
          Net cash provided by investing activities increased approximately $12.3 million from outflows of approximately $11.4 million for the year ended December 31, 2007 compared to inflows of approximately $894,000 for the year ended December 31, 2008. This decrease in outflows was primarily due to decreased acquisition activity in 2008 as compared to 2007. In 2007, we invested approximately $8.2 million to purchase a 30% interest in Woodlake Square, LP and a 30% interest in Woodlake Pointe and an additional $1.0 million in capital calls for existing investments. In 2008, our investment activity was limited to a $1.3 million investment in a property adjacent to Woodlake Pointe and $1.5 million in additional contributions to existing investments. We also received approximately $2.4 million as payment on notes receivable from one of our joint venture partners, and payments received on notes receivable — related party from one of our non-consolidated subsidiaries increased approximately $2.2 million.
          Net cash used in financing activities decreased approximately $685,000 to approximately $6.2 million for the year ended December 31, 2008 compared to approximately $6.9 million for the year ended December 31, 2007. This decrease was primarily attributable to a decrease in payments on notes payable to related parties of $1.1 million offset by an increase in distributions to minority interest partners of $457,000.
          Contractual Obligations
          As of December 31, 2008, we had the following contractual debt obligations (see also Note 2 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt) (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Secured debt	156	165	24,790	183	196	25,202	50,692
Interest	3,028	3,019	2,818	1,524	1,508	2,774	14,671

Total obligations	$3,184	$3,184	$27,608	$1,707	$1,704	$27,976	$65,363

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
Conflicts of Interest
          Our General Partner is subsidiary of AmREIT, a Texas real estate investment trust. Affiliates of AmREIT act as sponsor, general partner or advisor to various private real estate programs. As such, there are conflicts of interest where AmREIT or its affiliates, while serving in the capacity as sponsor, general partner or advisor for another AmREIT-sponsored program, may be in competition with us in connection with property acquisitions, property dispositions and property management. The compensation arrangements between affiliates of AmREIT and these other AmREIT real estate programs could influence our General Partner’s management of us. See “Item 1. Description of Business — Conflicts of Interest” above.
Off Balance Sheet Arrangements
          We had no off balance sheet arrangements as of December 31, 2008.
ITEM 7. FINANCIAL STATEMENTS
          The consolidated financial statements of the Issuer, including notes thereto, and the report of independent auditors are included in this Annual Report on Form 10-K beginning at page F-1 and are incorporated herein by reference.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          There were no changes in or disagreements with our independent registered public accountants during the years ended December 31, 2008 and December 31, 2007, or the period from April 19, 2005 (inception) through December 31, 2006.
ITEM 8A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
          Under the supervision and with the participation of our General Partner’s Chief Executive Officer and Chief Financial Officer, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2008. Based on that evaluation, our General Partner’s CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.
Management’s Report on Internal Control over Financial Reporting
Our General Partner and its affiliates maintain a system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, which is a process designed under the supervision of the AmREIT principal executive officer and principal financial officer and effected by AmREIT’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our internal control over financial reporting includes those policies and procedures that:
- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of AmREIT Monthly Income and Growth Fund III, LTD and its subsidiaries are being made only in accordance with authorizations of management and trust managers of our General Partner; and
- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, and, with the participation of AmREIT’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of AmREIT’s internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we believe that our internal control over financial reporting is effective as of December 31, 2008.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Changes in Internal Controls
          There has been no change to our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting
ITEM 8B. OTHER INFORMATION
     None.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          We have no directors or executive officers. We are managed by our General Partner, AmREIT Monthly Income & Growth III Corporation. Our General Partner does not have any employees and relies upon the personnel of AmREIT and its affiliates to perform services for us. Our Partnership Agreement provides that the Partnership will continue until December 31, 2025, unless sooner terminated.
          The following table sets forth certain information regarding the officers and director of our General Partner, all of whom are officers of AmREIT and expected to make a significant contribution to us.

Name	Age	Position
H. Kerr Taylor	58	President, Chief Executive Officer and Director
Chad C. Braun	36	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Brett P. Treadwell	39	Vice President — Finance
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
          Brett P. Treadwell serves as our General Partner’s Vice President — Finance and he also serves in this position for AmREIT. Within AmREIT he is responsible for its financial reporting function as well as for assisting in the establishment and execution of AmREIT’s strategic financial initiatives. Mr. Treadwell’s responsibilities also include overall risk management and treasury management functions and SEC reporting as well as periodic internal reporting to management. Mr. Treadwell has over 18 years of accounting, financial and SEC reporting experience, and, prior to joining AmREIT in August 2004, served as a senior manager with Arthur Andersen LLP and then with PricewaterhouseCoopers LLP. Mr. Treadwell received a Bachelor of Business Administration degree from Baylor University and is a Certified Public Accountant.
Section 16(a) Beneficial Ownership Reporting Compliance
          Based on a review of Forms 3 furnished to us under Rule 16a-3(e) of the Exchange Act during the fiscal year ended December 31, 2008, we know of no reporting person that has failed to file on a timely basis, as disclosed in the above forms, report required by Section 16(a) of the Exchange act during the fiscal year ended December 31, 2008.
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
          As of December 31, 2008, there were 2,834 Units owned by 1,228 investors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          Compensation Arrangements
          Our General Partner and its affiliates received the payments and fees from us described below. These payments and fees were not negotiated and may be higher than payments and fees that would have resulted from an arm’s-length transaction with an unrelated entity.

		For the fiscal year
		ended
Type and Recipient	Determination of Amount	December 31, 2008
	Organization Stage

Organizational and Offering Cost Reimbursements	Reimbursement of the Partnership’s organizational and offering costs, including legal and accounting fees, printing costs, filing fees and distribution costs.	No amount to report

	Operating Stage

Asset Management Fee — General Partner	A monthly fee of one-twelfth of 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.	$617,753

Development and Acquisition Fees — General Partner	Between 4.0% and 6.0% of project costs depending on the size and the scope of the development.	No amount to report

Property Management and Leasing Fees — AmREIT Realty Investment Corporation	Property management fees not to exceed 4.0% of the gross rentals for providing management, operating, maintenance and other services. Leasing fees not to exceed 2.0% of base rent on a lease renewal and 6.0% of base rent on an initial lease for procuring tenants and negotiating the terms of the tenant leases.	$359,436

Reimbursement of Operating Expenses — General Partner	We reimburse the actual expenses incurred by our General Partner in connection with its provision of administrative services, including related personnel costs.	$301,822

Financing Fees — General Partner	1.0% of the loan proceeds for procuring debt financing for us.	No amount to report

Distributions During Operating Stage — General Partner	Our General Partner is entitled to monthly distributions during our operating period, in an amount equal to 1.0% of the each distribution made to the Partners.	$54,000

For the fiscal year
ended
Type and Recipient	Determination of Amount	December 31, 2008
Real Estate Brokerage Commissions — General Partner or its affiliate(1)	Up to 6.0% of the sales price on co-brokered transactions and not to exceed 4.0% of the sales price on individually brokered transactions. Additionally, our General Partner and its affiliates will not be paid real estate brokerage commissions on the sale of a property if the property being sold has not generated an annual return of at least 10.0% per annum on the equity contributed to such property and if, in the aggregate, all of our properties that we have sold have not generated a property level return of at least 10.0% per annum on the equity contributed. No brokerage commission will be payable on sales of properties to AmREIT or its affiliates.	No amount to report

Liquidating Stage

Distributions of Net Cash Flow - General Partner	Our General Partner is entitled to distributions after our operating period. Distributions of net cash after our operating period will be distributed 1% to our General Partner and 99% to our Limited Partners until our Limited Partners have received cumulative distributions equal to 100% of their invested capital plus an amount equal to 10% per annum uncompounded on their adjusted capital. At such time, our General Partner will receive 100% of distributions made until our General Partner has received cumulative distributions in an amount equal to 40% of net cash flow paid to date of our Limited Partners in excess of their invested capital. Thereafter, our General Partner will receive 40% of distributions and our Limited Partners will receive 60% of distributions.	No amount to report

(1)	Although we are most likely to pay real estate brokerage commissions in the event of our liquidation, these fees may also be earned during our operational stage.
Joint Ventures with Affiliates
          As of December 31, 2008, we had entered into five joint ventures with our affiliates.
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
          In November 2007, we acquired a 30% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property occupied by Border’s in Houston, Texas. The remaining 70% is 40% owned by AmREIT Monthly Income & Growth Fund IV, L.P., our affiliate, and 30% owned by AmREIT Realty Investment Corporation, our affiliate.
          In May 2008, we acquired a 30% interest in a tract of land adjacent to Woodlake Pointe. The remaining 70% is owned by AmREIT Monthly Income & Growth Fund IV, L.P. (40%) and by AmREIT Realty Investment Corporation (30%). The acquisition is accounted for as part of Westheimer Gessner, L.P.
          Our joint venture properties paid a total of $406,000, $272,000 and $79,000 in property management fees to one of our affiliate entities for the years ended December 31, 2008, 2007 & 2006.
Directors
          We have no directors and are managed by our General Partner. H. Kerr Taylor is the sole director of our General Partner.
Loan to an Affiliate
          During 2007, we loaned $7.0 million to 5433 Westheimer, LP, a joint venture entity in which we own a 57.5% interest. During 2008, the property was refinanced with a third party lender in connection with the planned redevelopment. In conjunction with that refinancing, the $7.0 million note payable due to MIG III was converted to equity in order to meet the lender’s equity contribution requirement of approximately $10.0 million. We established a note receivable with our joint venture partner for its portion of the additional equity contribution ($3.5 million). To date, $2.4 million of the note has been paid, and $800,000 was converted to additional 7.5% interest in the joint venture. We expect the balance to be paid during 2009.
AmREIT Realty Investment Corporation
          AmREIT Realty Investment Corporation, which we refer to as ARIC, is a fully integrated real estate development and operating business which is wholly owned by AmREIT, the parent of our General Partner. ARIC employs a full complement of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction management, asset and property management services to AmREIT affiliated entities and to third parties. ARIC serves as one of our property managers, and is responsible for managing and leasing some of our properties. We pay ARIC property management and leasing fees as described above. ARIC hires, directs and establishes policies for employees who will have direct responsibility for the operations of each property it manages, which may include but is not limited to on-site managers and building and maintenance personnel. Certain employees of the property manager may be employed on a part-time basis and may also be employed by our General Partner or its affiliates. ARIC also directs the purchase of equipment and supplies and supervises all maintenance activity. The management fees paid to ARIC includes, without additional expense to us, all of its general overhead costs.
          We have historically engaged, AmREIT Construction Company, a wholly-owned subsidiary of ARIC, to provide construction and construction management services for our development and redevelopment projects. During 2008, AmREIT Construction Company ceased providing these services although it will see through to completion all work currently in process. We may engage in the future AmREIT Realty Investment Corporation (“ARIC”), also an affiliate of our General Partner, for construction management services. In these cases, such services are provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.
AmREIT Securities Company
          AmREIT Securities Company is a member firm of the NASD and a wholly-owned subsidiary of AmREIT. AmREIT Securities Company was organized in 1999 for the purpose of participating in and facilitating the distribution of securities of AmREIT affiliated entities. As the dealer manager for our Offering of Units, AmREIT Securities Company provided certain sales, promotional and marketing services to us in connection with the distribution of the Units. We paid selling commission and marketing reimbursements to AmREIT Securities Company in connection with our offering, a portion of which was reallowed to participating broker-dealers. Chad C. Braun is the President, Secretary and Treasurer of AmREIT Securities Company and H. Kerr Taylor serves as its Chairman and as the sole member of its board of directors. As of October 2008, AmREIT Securities Company is no longer operating as a broker-dealer. As AmREIT Securities Company has not provided capital-raising services to us since the closing of our offering in 2006, we expect that the closing of the broker-dealer operation will have no impact on the Partnership.
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
          The following exhibits are filed as part of or incorporated by reference in this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit			File		Filing	Filed
Number	Description	Form	Number	Exhibit	Date	Herewith

3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund III, Ltd., dated April 19, 2005.	10-SB	000-52619	3.1	4/30/2007

3.2	Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund III, Ltd., dated April 19, 2005, between AmREIT Income & Growth III Corporation and the limited partners thereto.	10-SB	000-52619	3.1	4/30/2007

10.1	Fixed Rate Note (A Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.	10-SB	000-52619	10.1	4/30/2007

10.2	Fixed Rate Note (B Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.	10-SB	000-52619	10.2	4/30/2007

		Incorporated by Reference
Exhibit			File		Filing	Filed
Number	Description	Form	Number	Exhibit	Date	Herewith

10.3	Loan and Assumption Agreement, dated September 30, 2005, among AmREIT Westside Plaza, LP, AmREIT Monthly Income & Growth Fund III, Ltd., AmREIT, Shafer Plaza I, Ltd., Steven G. Shafer, Wells Fargo Bank, N.A., and CBA-Mezzanine Capital Finance, LLC.	10-SB	000-52619	10.3	4/30/2007

10.4	Second Amended and Restated Property Management and Leasing Agreement, dated December 28, 2005, between AmREIT Westside Plaza, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.4	4/30/2007

10.5	Management and Leasing Agreement, dated November 22, 2005, between AmREIT Lake Houston, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.5	4/30/2007

10.6	Promissory Note, dated December 12, 2005, between AmREIT Lake Houston, LP and Morgan Stanley Mortgage Capital, Inc.	10-SB	000-52619	10.6	4/30/2007

10.7	Commercial Property Management and Leasing Agreement, dated March 30, 2006, between 5433 Westheimer, LP and Songy Partners Limited.	10-SB	000-52619	10.7	4/30/2007

10.8	Promissory Note, dated September 28, 2006, between AmREIT Lantern Lane, LP and Differential Development — 1994, Ltd.	10-SB	000-52619	10.8	4/30/2007

10.9	Management and Leasing Agreement, dated September 28, 2006, between AmREIT Lantern Lane, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.9	4/30/2007

10.10	Promissory Note, dated December 8, 2006, between AmREIT Casa Linda, LP and Morgan Stanley Mortgage Capital, Inc.	10-SB	000-52619	10.10	4/30/2007

10.11	Secured Promissory Note, dated September 29, 2006, between AmREIT Olmos Creek, LP and NLI Commercial Mortgage Fund, LLC.	10-SB	000-52619	10.11	4/30/2007

		Incorporated by Reference
Exhibit			File		Filing	Filed
Number	Description	Form	Number	Exhibit	Date	Herewith

10.12	Management and Leasing Agreement, dated January 26, 2007, between AmREIT Olmos Creek, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.12	4/30/2007

10.13	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Preston Towne Crossing, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.13	4/30/2007

10.14	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Berkeley, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.14	4/30/2007

10.15	Loan Assumption Agreement, dated December 7, 2006, among Berkeley Center, Ltd., William Hutchinson, AmREIT SSPF Berkeley, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.	10-SB	000-52619	10.15	4/30/2007

10.16	Loan Assumption Agreement, dated December 7, 2006, among PTC Dunhill Holdings, Ltd., William Hutchinson, AmREIT SSPF Preston Towne Crossing, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.	10-SB	000-52619	10.16	4/30/2007

31.1	Certification of H. Kerr Taylor pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chad C. Braun pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of H. Kerr Taylor pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chad C. Braun pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          KPMG, LLP, independent registered public accounting firm and certified public accountants, served as our independent accountants for the fiscal year ended December 31, 2008. The following is an explanation of the fees billed to us by Accountants for professional services rendered for the fiscal years ended December 31, 2008, 2007 and 2006.
Audit Fees
          The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-QSB, or other services normally provided by KPMG, LLP in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008, 2007 and 2006 totaled $114,000, $286,500 and $123,500 respectively.
Audit-Related Fees, Tax Fees and All Other Fees
          The services that have been performed by KPMG have been limited to audit services. Accordingly, we have paid no audit-related fees, tax fees or other fees to KPMG for the fiscal years ended December 31, 2008 and 2007.
Audit Committee’s Pre-Approval Policies and Procedures
          The Company does not have an independent audit committee. Our General Partner must approve any services to be performed by our independent auditors.

PART F/S
AmREIT MONTHLY INCOME AND GROWTH FUND III, LTD. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Partners
AmREIT Monthly Income and Growth Fund III, Ltd.:
We have audited the accompanying consolidated balance sheets of AmREIT Monthly Income and Growth Fund III, Ltd. and subsidiaries (the “Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ capital and cash flows for the years ended December 31, 2008, 2007 and 2006. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Monthly Income and Growth Fund III, Ltd. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.
(signed) KPMG LLP
Houston, Texas
March 31, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and December 31, 2007
(in thousands)

	December 31,	December 31,
	2008	2007
ASSETS
Real estate investments at cost:
Land	$18,446	$18,446
Buildings	47,265	47,105
Tenant improvements	1,020	884

	66,731	66,435
Less accumulated depreciation and amortization	(4,917)	(3,115)

	61,814	63,320

Investment in non-consolidated entities	26,495	22,449
Acquired lease intangibles, net	2,488	3,246

Net real estate investments	90,797	89,015

Cash and cash equivalents	918	5,245
Tenant receivables, net	892	630
Accounts receivable	8	7
Accounts receivable — related party	1,368	1,307
Notes receivable	334	—
Notes receivable — related party	—	8,710
Deferred costs, net	591	594
Other assets	830	621

TOTAL ASSETS	$95,738	$106,129

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$50,693	$50,838
Accounts payable and other liabilities	1,055	1,278
Accounts payable — related party	106	77
Below market leases, net	517	706
Security deposits	133	123

TOTAL LIABILITIES	52,504	53,022

Minority interest in consolidated subsidiary	1,630	2,146

Partners’ capital:
General partner	—	—
Limited partners, 2,834 units outstanding	41,604	50,961

TOTAL PARTNERS’ CAPITAL	41,604	50,961

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$95,738	$106,129

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008, 2007, and 2006
(in thousands)

	2008	2007	2006
Revenues:
Rental income from operating leases	$7,252	$6,746	$4,709

Total revenues	7,252	6,746	4,709

Expenses:
General and administrative	164	127	64
General and administrative — related party	302	228	—
Asset management fees — related party	618	618	353
Property expense	1,946	1,639	1,120
Property management fees — related party	250	245	160
Legal and professional	363	540	370
Depreciation and amortization	2,598	2,865	1,840

Total expenses	6,241	6,262	3,907

Operating income	1,011	484	802

Other income (expense):
Interest income — related party	29	521	393
Interest and other income	389	867	538
Interest expense	(3,114)	(3,187)	(1,993)
Loss from non-consolidated entities	(1,836)	(1,997)	(344)
Minority interest in loss of consolidated subsidiaries	59	88	125
Margin tax expense	(52)	(59)	—

Total other income (expense)	(4,525)	(3,767)	(1,281)

Loss before discontinued operations	(3,514)	(3,283)	(479)
Loss from discontinued operations:
Loss from real estate operations	—	—	(19)

Gain on sale of real estate	—	—	—

Loss from discontinued operations	—	—	(19)

Net loss	$(3,514)	$(3,283)	$(498)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the years ended December 31, 2008, 2007 and 2006
(in thousands)

	General	Limited	Accumulated other
	Partner	Partners	comprehensive loss	Total
Balance at December 31, 2005	$—	$9,693	$—	$9,693

Contributions, net of offering costs	—	53,055	—	53,055
Net loss	25	(523)	—	(498)
Distributions	(25)	(2,483)	—	(2,508)

Balance at December 31, 2006	$—	$59,742	$—	$59,742

Contributions, net of offering costs	—	(97)	—	(97)
Net loss	53	(3,336)	—	(3,283)
Distributions	(53)	(5,348)	—	(5,401)

Balance at December 31, 2007	$—	$50,961	$—	$50,961

Redemptions	—	(207)	—	(207)
Offering costs	—	(1)	—	(1)
Net loss (1)	54	(3,568)	—	(3,514)
Loss from derivative	—	—	(253)	(253)
Distributions	(54)	(5,328)	—	(5,382)

Balance at December 31, 2008	$—	$41,857	$(253)	$41,604

(1)	The allocation of net loss includes a curative allocation to increase the GP capital account by $89. The cumulative curative allocation since inception of the partnership is $207. The partnership agreement provides that no partner shall be required to fund a deficit balance in their capital account.
See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007, and 2006
(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(3,514)	$(3,283)	$(498)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from non-consolidated entities	1,836	1,997	344
Depreciation and amortization	2,554	2,850	1,630
Minority interest in loss of consolidated subsidiaries	(59)	(88)	(125)
Increase in tenant receivables	(262)	(105)	(230)
Decrease (increase) in accounts receivable	7	(1)	161
Decrease (increase) in accounts receivable — related party	1,025	(665)	(307)
Increase in deferred costs	(128)	(136)	(22)
Decrease (increase) in other assets	(209)	265	(484)
Increase (decrease) in accounts payable and other liabilities	(223)	(369)	1,358
Decrease in accounts payable — related party	(66)	(83)	(305)
Increase in security deposits	10	5	98

Net cash provided by operating activities	971	387	1,620

Cash flows from investing activities:
Improvements to real estate	(348)	(753)	(528)
Acquisition of investment properties	—	—	(21,298)
Payments received on notes receivable	2,375	—	—
Decrease (increase) in notes receivable — related party	537	(1,675)	(7,035)
Investment in non-consolidated entities	(2,775)	(9,164)	(14,981)
Distributions from non-consolidated entities	1,105	199	—
Net proceeds from sale of investment property	—	—	740
Decrease in preacquisition costs	—	—	3

Net cash provided by (used in) investing activities	894	(11,393)	(43,099)

Cash flows from financing activities:
Proceeds from notes payable	—	—	11,175
Payments on notes payable	(145)	(139)	(131)
Proceeds from notes payable — related party	—	—	2,448
Payments on notes payable — related party	—	(1,144)	(2,049)
Contributions	—	—	59,789
Redemptions	(207)	(23)	—
Issuance costs	(1)	(97)	(6,734)
Loan acquisition costs	—	(96)	(211)
Distributions	(5,382)	(5,378)	(2,508)
Distributions to minority interests	(457)	—	(120)

Net cash provided by (used in) financing activities	(6,192)	(6,877)	61,659

Net increase (decrease) in cash and cash equivalents	(4,327)	(17,883)	20,180
Cash and cash equivalents, beginning of period	5,245	23,128	2,948

Cash and cash equivalents, end of period	$918	$5,245	$23,128

Supplemental schedule of cash flow information:

Cash paid during the year for interest	$3,041	$3,179	$1,660
Cash paid during the year for taxes	$65	$—	$—
Supplemental schedule of noncash investing and financing activities:
During 2008, the $7.0 million note receivable from our 5433 Westheimer property was converted to equity. In conjunction with the equity conversion, we obtained a $3.5 million note receivable from our joint venture partner in the 5433 Westheimer property. Also during 2008, an additional $800,000 of the note from our joint venture partner was converted to equity. See receivables and allowance for uncollectible accounts section of Note 2.
See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
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
     We commenced our principal operations on June 30, 2005 when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum dated April 19, 2005 (the “Offering Memorandum”) and issued the initial 80 Units. As of October 31, 2006, we had received $71.1 million for the sale of 2,844 Units and closed the Offering. At December 31, 2008, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an investment interest in eight other properties through joint ventures comprising 1,243,000 square feet of gross leasable area.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     BASIS OF PRESENTATION
     Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. We would consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in FASB Interpretation (“FIN”) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised). Following consideration under FIN 46(R), if required, we also evaluate applicable partially-owned entities under Emerging Issues Task Force (“EITF”) Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights for consolidation considerations. All significant inter-company accounts and transactions have been eliminated in consolidation.
     REVENUE RECOGNITION
We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases and although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In all cases, we have determined that we are the owner of the tenant improvements. In cases where tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete.

Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). We defer the recognition of contingent or percentage rental income until the specific targets as defined in lease agreements that trigger the contingent or percentage rental income are achieved. During the years ended December 31, 2008, 2007 and 2006, there were no percentage rents recognized. We record lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met and collectability is certain. Upon early lease termination we provide for losses related to unrecovered intangibles and other assets. During the years ended December 31, 2008, 2007 and 2006, we recognized no lease termination fees.
     REAL ESTATE INVESTMENTS
     Development Properties - Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes, loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize acquisition costs as incurred. Such costs are expensed if and when the acquisition becomes no longer probable. During the years ended December 31, 2008, 2007 and 2006, we did not capitalize any interest or taxes on properties under development.
     Acquired Properties and Acquired Lease Intangibles — We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above-market and in-place leases are recorded as acquired lease intangibles, and intangibles related to below-market leases are recorded as below-market leases. Amortization of above and below-market leases and in-place leases recorded as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired above and below market debt are amortized to interest expense over the remaining term of such debt.
     Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements.
     Properties Held for Sale - Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. At December 31, 2008 and 2007, we had no properties held for sale.
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

     Impairment - We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges were recognized during the years ended December 31, 2008, 2007 and 2006.
     ENVIRONMENTAL EXPOSURES
     We are subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations (See Note 11). However, we can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.
     RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
     Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries are included in general and administrative expense. As of December 31, 2008 and 2007, our allowance for uncollectible accounts related to our tenant receivables was $98,000 and $34,000, respectively.
     Accounts Receivable Related Party — included in accounts receivable related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their development needs. These cash advances are due upon demand.
     Notes Receivable and Notes Receivable — Related Party — included in notes receivable - related party at December 31, 2007 is a $7.0 million loan made to 5433 Westheimer, L.P. in which we own an investment interest. During 2008, the $7.0 million note receivable was converted to equity. In conjunction with the equity conversion, we obtained a $3.5 million note receivable from our joint venture partner. As of December 31, 2008, $2.4 million of the note had been paid, and $800,000 was converted into an additional equity investment in 5433 Westheimer, LP. Interest accrues monthly at a rate of 15% per annum, and interest payments are due monthly. The balance of the note and any unpaid interest is due in full on December 31, 2009.
     DEFERRED COSTS
     Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to loan acquisition costs as of December 31, 2008 and 2007 totaled $197,000 and $211,000, respectively. During 2008, we reduced accumulated amortization by $90,000 related to deferred loan acquisition costs that were fully amortized as of December 31, 2007. Accumulated amortization related to leasing costs as of December 31, 2008 and 2007, totaled $55,000 and $18,000, respectively.

     INCOME TAXES
     Federal - No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.
     State — In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax” effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. The Texas Margin Tax accrued as of December 31, 2008 and 2007 totaled $46,000 and $59,000, respectively.
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
     FAIR VALUE OF FINANCIAL INSTRUMENTS
     Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable — related party, notes receivable, accounts payable, accounts payable -related party, and notes payable. The carrying values of such instruments are representative of their respective fair values due to the short-term nature of these instruments. As of December 31, 2008 and 2007, the carrying value of our total debt obligations was $50.7 and $50.8 million, respectively, all of which represent fixed-rate obligations with an estimated fair value of $52.8 million and $53.6 million, respectively, based on a discounted cash flow analysis using current market rates of interest.
     CONSOLIDATION OF VARIABLE INTEREST ENTITIES
     In December 2003, the Financial Accounting Standards Board (“FASB”) reissued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46R), as revised. FIN No. 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights. FIN No. 46R requires a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Disclosures are also required about variable interest entities in which a company has a significant variable interest but that it is not required to consolidate. As of December 31, 2008 and 2007, we had no investments in any entities that qualify as variable interest entities pursuant to FIN No. 46R.
     NEWACCOUNTING STANDARDS
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. This statement is effective for our fiscal year beginning January 1, 2008, except for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our fiscal year beginning January 1, 2009. We adopted the provisions of SFAS No. 157 for financial assets and liabilities as of January 1, 2008 and there was no material effect on the our results of operations, cash flows, or financial condition. Management is currently evaluating the impact SFAS No. 157 will have on our consolidated financial position and results of operations when it is applied to non-financial assets and liabilities.
     In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option for any eligible financial assets and liabilities under the provisions of SFAS No. 159.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements. We expect that the impact of our adoption of SFAS 160 will be to increase our shareholders’ equity as a result of transferring the minority interest in our consolidated subsidiaries from the mezzanine section of our balance sheet into equity.
     In March 2008, the FASB issued SFAS No. 161: Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under SFAS No. 161, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material effect on our results of operations or financial position.
     DISCONTINUED OPERATIONS
     The following is a summary of our discontinued operations (in thousands):

	2008	2007	2006
Rental income from operating leases	$—	$—	$13
Gain on sale of real estate	—	—	—

Total expenses	—	—	13
General and administrative	—	—	(2)
Property expense	—	—	(1)
Depreciation and amortization	—	—	(29)

Total expenses	—	—	(32)

Loss from discontinued operations	$—	$—	$(19)

     OFFERING COSTS
     The General Partner funded all of the organization and offering costs on the Partnership’s behalf. As of December 31, 2008, we had reimbursed the General Partner for approximately $418,000 of organization and offering costs. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs are treated as a reduction of partners’ capital along with sales commissions and dealer manager fees of 7.75% and 2.5%, respectively. (See Note 9.)
     CASH AND CASH EQUIVALENTS
     For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.
     INTEREST
     Interest is charged to interest expense as it accrues. No interest was capitalized during the years ended December 31, 2008 or 2007.
     SEGMENT REPORTING
     The FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We determined that we have one reportable segment, with activities related to investing in real estate. Our investments in real estate generate rental revenue and other income through the leasing of multi-tenant retail properties, which comprised 100% of our total consolidated revenues for the years ended December 31, 2008, 2007 and 2006. We evaluate operating performance on an individual property level. However, as each of our properties have similar economic characteristics, tenants and products and services, our properties have been aggregated into one reportable segment.
     RECLASSIFICATIONS
     Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.
3. OPERATING LEASES
     Our operating leases generally range from two to twenty-five years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2008 is as follows (in thousands):

2009	$5,076
2010	4,384
2011	3,541
2012	2,846
2013	2,161
Thereafter	7,507

$25,515
     Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements recognized as revenue totaled $1.7, $1.7 and $1.0 million during the years ended December 31, 2008, 2007 and 2006, respectively.

4. INVESTMENTS IN NON-CONSOLIDATED ENTITIES
     During 2006, we made the following investments in three entities through which we own an interest in five properties:
•	In March 2006, we acquired a 50% interest in 5433 Westheimer, LP which owns an office building in Houston, Texas with a gross leasable area of 134,000 square feet. As noted below, we have since acquired an additional 7.5% interest. The remaining 42.5% is owned by a third party.

•	In December 2006, we acquired a 20% interest in PTC/BSQ Holding Company, LLC which owns three multi-tenant retail properties located in Plano, Texas with a combined gross leasable area of 395,000 square feet. The remaining 80% is owned by a third party.

•	Also in December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 325,000 square feet. The remaining 50% is owned by AmREIT Monthly Income and Growth Fund IV, Ltd., an affiliated merchant development fund.
     During 2007, we made the following investments in two entities through which we own an interest in two properties:
•	In August 2007, we acquired a 30% interest in AmREIT Woodlake Square, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 206,000 square feet. The remaining 70% is owned by affiliated AmREIT entites, AmREIT Monthly Income and Growth Fund IV, Ltd., and AmREIT Realty Investment Company.

•	In November 2007, we acquired a 30% interest in AmREIT Westheimer Gessner, LP which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entites, AmREIT Monthly Income and Growth Fund IV, Ltd., and AmREIT Realty Investment Company.
     During 2008, we made the following investments through which we own an interest in one additional property:
•	In May 2008, we acquired a 30% interest in a land tract adjacent to Woodlake Pointe for $1.3 million. The acquisition is reported as a part of AmREIT Westheimer Gessner, LP (which owns Woodlake Pointe). The remaining 70% is owned by affiliated AmREIT entities, AmREIT Monthly Income & Growth Fund IV, L.P. and AmREIT Realty Investment Company.

•	In November 2008, we acquired an additional 7.5% interest in 5433 Westheimer, LP from our third party, joint-venture partner for $800,000. The remaining 42.5% is owned by that same party. The property is not consolidated into our financial statements as it does not meet all conditions for consolidation outlined in FASB Interpretation 46R, “Consolidation of Variable Interest Entities (as amended)” or EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”
     We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities (at 100%) is summarized as of and for the years ended December 31, 2008 and 2007 as follows:

	As of	As of
	December 31,	December 31,
Combined Balance Sheets	2008	2007
	(In thousands)	(In thousands)
Assets
Property, net	$185,336	$177,647
Cash	2,478	1,806
Other assets	31,488	25,233

Total Assets	$219,302	$204,686

Liabilities and partners’ capital:
Notes payable*	112,105	108,086
Other liabilities	21,018	18,735
Partners capital	86,179	77,865

Total Liabilities and Partners’ Capital	$219,302	$204,686

MIG III share of net assets	$26,495	$22,449

	Year Ended	Year Ended
	December 31,	December 31,
Combined Statement of Operations	2008	2007
	(In thousands)	(In thousands)
Revenue
Total Revenue	$19,164	$16,211

Expense
Interest	5,910	5,592
Depreciation and amortization	9,817	8,693
Other	7,897	6,173

Total expense	23,624	20,458

Net loss	$(4,460)	$(4,247)

MIG III share of net loss	$(1,836)	$(1,997)

*	Includes notes payable to the Partnership of $0 and $7.0 million at December 31, 2008 and 2007, respectively.
     DERIVATIVE FINANCIAL INSTRUMENTS
     In December 2007, one of our investment properties entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% in order to manage the volatility inherent in its variable-rate mortgage. On October 1, 2008, that interest rate swap was designated a hedge for financial reporting purposes. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”). Prior to October 1, 2008, such changes in fair value were recorded as a loss on derivative on the property’s statement of operations. For the nine months ended September 30, 2008, our portion of the loss totaled $125,000 and is included in loss from non-consolidated entities in our consolidated statements of operations. For the period October 1, 2008 through December 31, 2008, our portion of the change in fair value totaled $253,000 and is included in accumulated other comprehensive loss on our consolidated statements of partners’ capital.

5. ACQUIRED LEASE INTANGIBLES
     In accordance with SFAS No. 141, we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases) and acquired lease intangible liabilities (below-market leases) are amortized over the leases’ remaining terms, which range from 2 years to 25 years. The amortization of above (and below) market leases is recorded as a reduction of (increase in) rental income, and the amortization of in-place leases is included in amortization expense. The amortization expense related to in-place leases was approximately $686,000, $911,000 and $763,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $71,000, $68,000 and $19,000 during the years ended December 31, 2008, 2007 and 2006, respectively. Accretion of below market leases was approximately $189,000, $243,000 and $246,000 during the years ended December 31, 2008, 2007 and 2006, respectively.
     In-place and above and below market lease amounts and their respective accumulated amortization are as follows (in thousands):

	December 31, 2008		December 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
In-place leases	$4,585	$(2,232)	$4,635	$(1,595)
Above-market leases	$278	$(143)	$293	$(87)
Below-market leases	(1,161)	644	(1,161)	455

Intangible lease cost, net	$3,702	$(1,731)	$3,767	$(1,227)

     The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

		Rental Income
	Amortization Expense	(Above and below
Year Ending December 31,	(In-Place Lease Value)	market Leases)
2009	$609	$(131)
2010	448	(90)
2011	323	(65)
2012	271	(53)
2013	174	(10)

	$1,825	$(349)
6. NOTES PAYABLE
     Our outstanding debt at December 31, 2008 and 2007 consisted entirely of fixed-rate mortgage loans of approximately $50.7 million and $50.8 million, respectively. Our mortgage loans are secured by our real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms ranging from September 2011 through January 2036.
     As of December 31, 2008, the weighted-average interest rate on our fixed-rate debt is 5.9%, and the weighted average remaining life of such debt is 12.1 years. As of December 31, 2008, scheduled principal repayments on notes payable were as follows (in thousands):

	Scheduled
	Principal	Term-Loan	Total
Scheduled Payments by Year	Payments	Maturities	Payments
2009	156	—	156
2010	165	—	165
2011	335	24,455	24,790
2012	183	—	183
2013	196	—	196
Thereafter	299	24,903	25,202

Total	$1,334	$49,358	$50,692

     We serve as guarantor on debt in the amount of $21.6 million that is the primary obligation of our wholly-owned subsidiaries. Additionally, we serve as guarantor on debt in the amount of $44.0 million that is the primary obligation of our joint ventures.
7. CONCENTRATIONS
     As of December 31, 2008, each of our four consolidated properties individually comprises greater than 14% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, three of our four properties are located in the Houston metropolitan area. These Houston properties represent 82% of our rental income for the year ended December 31, 2008. Houston is Texas’ largest city and the fourth largest city in the United States.
     Following are the base rents generated by our top tenants during the years ended December 31, 2008, 2007 and 2006 ($ in thousands):

Tenant	2008	2007	2006
H-E-B Grocery	$1,425	$1,425	$1,268
Designer Shoe Warehouse	550	550	550
Rice Food Markets, Inc.	292	292	75
Blockbuster Video	224	223	81
Fidelity Investments	211	211	54

	$2,702	$2,701	$2,028

8. PARTNERS’ CAPITAL AND MINORITY INTEREST
     The General Partner invested $800,000 as a limited partner and $1,000 as a general partner. We began raising capital in June 2005 and had raised approximately $71.1 million at the time of the offering’s closing in October 2006. The General Partner’s $800,000 investment represents a 1.1% limited partner interest in the Partnership.
     Limited Optional Redemption — Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933 and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with consent of the General Partner after delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of the Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, limited partners who have held their units for at least three years may receive the benefit of interim liquidity by presenting all of those units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We redeemed nine units during 2008 for $207,000, one unit during 2007 for $23,000 and no units during 2006.

     Distributions — During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. We paid a distribution of 7.5% per annum on invested capital through November 30, 2008. Beginning on December 31, 2008, we will distribute 3.0% per annum on invested capital during the operating stage of the partnership. During the liquidation stage of the Partnership (commencing in October 2012) net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:
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
9. RELATED PARTY TRANSACTIONS
Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the years ended December 31, 2008 and 2007:

Type of Service	Service Description & Compensation	2008	2007	2006
Securities Commissions, Due Diligence and Marketing Reimbursements	Sales commissions (7.25%) and dealer manager fees (2.5%) paid for placement of the limited partnership units through unaffiliated broker/dealers and reimbursement of bona fide due diligence efforts (0.5%)	$ —	$—	$6,520,669
Organizational and Offering Cost Reimbursements	Reimbursement of the Partnership’s organizational and offering costs, including legal and accounting fees, printing costs, filing fees and distribution costs.	—	97,460	212,720

	Total	$ —	$97,460	$6,733,389
We have no employees or offices. Additionally, certain of our affiliates receive fees and compensation during the operating stage of the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of salary and other overhead costs. The following table summarizes the amount of such compensation paid to our affiliates during the 2008, 2007 and 2006 periods:

Type of Service	Service Description & Compensation	2008	2007	2006
Asset Management	1% of the net invested capital under management for accounting-related services, investor relations, facilitating the deployment of capital and other services provided by the General Partner in operating the Partnership	$617,753	$617,753	$353,251
Development and Acquisitions	Between 3% and 6% of project costs for services provided by the affiliate in identifying, evaluating, procuring and, if applicable, developing properties (capitalized as part of real estate assets)	—	90,000	1,042,268
Property Management and Leasing	Property management fees are not to exceed 4% of gross rentals for providing property management, operating, maintenance and other services required to maintain a quality property. Leasing fees are not to exceed 2% of base rent on a lease renewal and 6% of based rent on an initial lease or procuring tenants and negotiating the terms of the tenant leases ($136,000 in leasing costs capitalized to deferred costs)	359,436	381,076	226,237
Additional Services	Financing coordination fee equal to 1% of the loan proceeds for procuring debt financing for Partnership	—	—	123,075
Brokerage	Brokerage fees are not to exceed 6% of the sales price for the sale of the property to an unaffiliated thirty party	—	—	23,250
Administration Costs Reimbursements	These costs represent actual expenses incurred by the General Partner in connection with its provision of administrative services, including personnel costs	301,822	227,674	—
	Total	$1,279,011	$1,316,503	$1,768,081
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
     We had no acquisitions or dispositions of properties in which we have a controlling financial interest during the years ended December 31, 2008 and 2007. See Note 4 for a discussion of our investment activity with respect to our non-consolidated subsidiaries during the same periods.
11. COMMITMENTS AND CONTINGENCIES
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

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
SCHEDULE III — Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2008

	Initial Cost		Cost Capitalized	Total Cost
	Building and		Subsequent to	Building and			Accumulated	Date
Property Description	Improvements	Land	Acquisition (Note A)	Improvements	Land	Total	Depreciation	Acquired	Encumbrances
Westside Plaza	8,631,610	4,750,000	1,270,042	9,892,048	4,759,603	14,651,652	(936,992)	9/30/2005	10,402,598
Olmos Creek	9,829,663	4,261,553	(512,066)	10,030,556	3,548,594	13,579,150	(999,302)	6/30/2006	11,175,000
Lantern Lane	11,386,338	6,308,354	806,787	12,172,133	6,329,346	18,501,479	(1,356,118)	9/29/2006	13,440,000
Lake Houston	15,968,495	3,800,000	230,446	16,190,428	3,808,513	19,998,941	(1,625,270)	12/12/2005	15,675,000

Total	$45,816,106	$19,119,907	$1,795,209	$48,285,166	$18,446,056	$66,731,222	$(4,917,681)		$50,692,598

Note A — The negative balance for costs capitalized subsequent to acquisition could be the result of out-parcels sold or tenant activity.
Activity within real estate and accumulated depreciation during the three years in the period ended December 31, 2008 is as follows:

		Accumulated
	Cost	Depreciation
Balance at December 31, 2004	—	$—
Acquisitions / additions	33,437,701	—
Disposals	—	—
Depreciation expense	—	92,275

Balance at December 31, 2005	33,437,701	$92,275
Acquisitions / additions	33,001,921	—
Disposals	(757,140)	(3,251)
Depreciation expense	—	1,094,529

Balance at December 31, 2006	$65,682,482	$1,183,554
Acquisitions / additions	1,035,377	—
Disposals	(282,520)	(9,844)
Depreciation expense	—	1,941,330

Balance at December 31, 2007	$66,435,339	$3,115,040
Acquisitions / additions	347,962
Disposals	(52,079)	(14,576)
Depreciation expense		1,817,217

Balance at December 31, 2008	$66,731,222	$4,917,681

S-1

SIGNATURES
     In accordance with the Securities Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: March 31, 2009

	By:	/s/ H. Kerr Taylor

H. Kerr Taylor
President, Chief Executive Officer, and Director

	By:	/s/ Chad C. Braun

Chad C. Braun
Executive Vice President, Chief Financial Officer, Treasurer and Secretary