Form 10-Q
period 2009-03-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2009-05-15
CIK 1330466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$18,446	$18,446
Buildings	47,265	47,265
Tenant improvements	929	1,020
	66,640	66,731
Less accumulated depreciation and amortization	(5,345)	(4,917)
	61,295	61,814

Investment in non-consolidated entities	26,540	26,495
Acquired lease intangibles, net	2,286	2,488
Net real estate investments	90,121	90,797

Cash and cash equivalents	1,009	918
Tenant receivables, net	618	892
Accounts receivable	9	8
Accounts receivable - related party	391	1,368
Notes receivable	334	334
Deferred costs, net	546	591
Other assets	756	830
TOTAL ASSETS	$93,784	$95,738

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$50,652	$50,693
Accounts payable and other liabilities	786	1,055
Accounts payable - related party	109	106
Acquired below-market lease intangibles, net	460	517
Security deposits	123	133
TOTAL LIABILITIES	52,130	52,504

Capital:
MIG III Partners’ capital:
General partner	—	—
Limited partners, 2,833 units outstanding	40,438	41,857
Accumulated other comprehensive loss	(228)	(253)
TOTAL MIG III PARTNERS’ CAPITAL	40,210	41,604

Non-controlling interest	1,444	1,630
TOTAL CAPITAL	41,654	43,234

TOTAL LIABILITIES AND CAPITAL	$93,784	$95,738

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended March 31,
	2009	2008

Revenues:
Rental income from operating leases	$1,826	$1,792
Total revenues	1,826	1,792

Expenses:
General and administrative	17	24
General and administrative - related party	98	81
Asset management fees - related party	154	154
Property expense	502	440
Property management fees - related party	91	62
Legal and professional	45	203
Depreciation and amortization	736	639
Total operating expenses	1,643	1,603

Operating income	183	189

Other income (expense):
Interest income - related party	—	11
Interest and other income	14	141
Interest expense	(771)	(776)
Equity in losses from non-consolidated entities	(299)	(577)
Margin tax expense	(12)	(15)
Total other income (expense)	(1,068)	(1,216)

Net loss	(885)	(1,027)

Add net loss attributable to non-controlling interest	31	9
Net loss attributable to MIG III	$(854)	$(1,018)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
For the three months ended March 31, 2009
(in thousands)
(unaudited)

	MIG III Partners’ Capital

	General Partner	Limited Partners	Accumulated other comprehensive gain (loss)	Non-controlling interest	Total

Balance at December 31, 2008	—	41,857	(253)	1,630	43,234

Redemptions	—	(28)	—	—	(28)
Net loss (1)	6	(860)	—	(31)	(885)
Distributions	(6)	(531)	—	(155)	(692)
Gain from derivative	—	—	25	—	25

Balance at March 31, 2009	—	40,438	(228)	1,444	41,654

(1)

The allocation of net loss includes a curative allocation to increase the GP capital account by $15 for the three months ended March 31, 2009. The cumulative curative allocation since inception of the partnership is $222. The Partnership agreement provides that no partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(854)	$(1,018)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from non-consolidated entities	299	577
Depreciation and amortization	755	658
Amortization of above and below market leases, net	(42)	(32)
Bad Debt Expense	87	6
Net loss attributable to non-controlling interest	(31)	(9)
Decrease (increase) in tenant receivables	187	(184)
Increase in accounts receivable	(1)	(31)
Decrease in accounts receivable - related party	902	123
Increase in deferred costs	(2)	(33)
Decrease (increase) in other assets	74	(198)
Decrease in accounts payable and other liabilities	(269)	(150)
Increase in accounts payable - related party	3	70
Increase (decrease) in security deposits	(10)	11
Net cash provided by (used in) operating activities	1,098	(210)

Cash flows from investing activities:
Improvements to real estate	(2)	(7)
Payments received on notes receivable	—	1,429
Advances for notes receivable - related party	—	(398)
Investment in non-consolidated entities	(313)	(441)
Distributions from non-consolidated entities	69	665
Net cash provided by (used in) investing activities	(246)	1,248

Cash flows from financing activities:
Payments on notes payable	(41)	(37)
Optional redemptions	(28)	—
Distributions	(537)	(1,346)
Distributions to non-controlling interest	(155)	—
Net cash used in financing activities	(761)	(1,383)

Net increase (decrease) in cash and cash equivalents	91	(345)
Cash and cash equivalents, beginning of period	918	5,245
Cash and cash equivalents, end of period	$1,009	$4,900

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$752	$759
Cash paid during the period for taxes	$—	$—

Supplemental schedule of noncash investing and financing activities:

During the three months ended March 31, 2009, $75,000 of receivables from one of our non-consolidated entities were reclassified to investment in non-consolidated entities.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT Monthly Income & Growth Fund III, Ltd., a Texas limited partnership (hereinafter referred to as the “Partnership,” “MIG III,” “we,” “us” or “our”), was formed on April 19, 2005 to acquire, develop and operate, directly or indirectly, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. The General Partner of the Partnership is AmREIT Monthly Income & Growth III Corporation, a Texas corporation (the “General Partner”), which is a subsidiary of AmREIT, a non-traded Texas real estate investment trust that files reports with the Securities and Exchange Commission (“SEC”). The General Partner maintains its principal place of business in Houston, Texas.

We commenced our principal operations on June 30, 2005, when we accepted subscriptions for the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum dated April 19, 2005 (the “Offering Memorandum”) and issued the initial 80 limited partnership units (the “Units”). As of October 31, 2006, we had received $71.1 million for the sale of 2,844 Units and closed the offering. At March 31, 2009, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an investment interest in eight other properties comprising 1,243,000 square feet of gross leasable area.

Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, and are not currently listed on a national exchange. These Units will be transferable only if we register them under applicable securities laws (such registration is not expected) or pursuant to an exemption under the Securities Act of 1933, as amended, and applicable state securities laws. We do not anticipate that any public market for the Units will develop.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”)). Following consideration under FIN 46(R), if required, we also evaluate applicable partially-owned entities under Emerging Issues Task Force (“EITF”) Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, for consolidation considerations. All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2008 are derived from our audited financial statements as of that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. All of the leases are accounted for as operating leases and although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete.

Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). We defer the recognition of contingent or percentage rental income until the specific targets as defined in lease agreements that trigger the contingent or percentage rental income are achieved. During the three months ended March 31, 2009 and 2008, there were no percentage rents recognized. We recognize lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met and collectability is certain. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. During the three months ended March 31, 2009 and 2008, we recognized no lease termination fees.

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

Acquired Properties and Acquired Lease Intangibles - We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above (and below) market leases and in-place lease value are recorded as acquired lease intangibles (liabilities) and are amortized as an adjustment to rental income or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods. Premiums or discounts on acquired above and below market debt are amortized to interest expense over the remaining term of such debt.

We expense acquisition costs as incurred in accordance with SFAS No. 141R. Prior to adoption of SFAS No. 141R, such costs were capitalized and expensed if and when the acquisition became no longer probable. During the three months ended March 31, 2009 and 2008, we expensed acquisition costs of $3,000 and $0, respectively. We did not capitalize any interest or taxes during the same periods.

Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the term of lease for tenant improvements.

Properties Held for Sale - Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of March 31, 2009 and December 31, 2008, we had no properties held for sale.

Impairment - We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. No impairment charges were recognized during the three months ended March 31, 2009 and 2008.

ENVIRONMENTAL EXPOSURES

We are subject to numerous environmental laws and regulations as they apply to real estate including those addressing chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants occupying our properties who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations (see Note 9). However, we can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries are included in property expense. As of March 31, 2009 and December 31, 2008, our allowance for uncollectible accounts related to our tenant receivables was $185,000 and $98,000, respectively.

Accounts Receivable - Related Party - Included in accounts receivable – related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their development needs. These cash advances are due upon demand.

Notes Receivable - Included in notes receivable is a loan made to our joint venture partner that owns a 42.5% interest in our 5433 Westheimer property. Interest accrues monthly at a rate of 15% per annum. Interest payments are due monthly, and the balance of the note and any unpaid interest is due in full on December 31, 2009.

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation expense on a straight-line basis over the lease term. Accumulated amortization related to loan acquisition costs as of March 31, 2009 and December 31, 2008 totaled $216,000 and $197,000, respectively. Accumulated amortization related to leasing costs as of March 31, 2009 and December 31, 2008, totaled $64,000 and $55,000, respectively.

INCOME TAXES

Federal - No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax returns filed for tax years beginning on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. For each of the three month periods ended March 31, 2009 and 2008, we recorded a tax provision of approximately $12,000 and $15,000, respectively, for the Texas Margin Tax.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable-related party, notes receivable, accounts payable, accounts payable-related party, and notes payable. The carrying value of all but the notes receivable and notes payable are representative of their respective fair values due to the short-term nature of these instruments. As of March 31, 2009 and December 31, 2008, the carrying value of debt obligations associated with our consolidated entities was $50.7 million, all of which represents fixed-rate obligations with an estimated fair value of $51.2 million and $52.8 million, respectively, based on a discounted cash flow analysis using current market rates of interest.

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) defines a hierarchy of inputs to valuation techniques based upon whether those inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). The following summarizes the fair value hierarchy defined within SFAS No. 157:

•	Level 1 Inputs – Quoted market prices (unadjusted) for identical assets and liabilities in an active market that the Company has the ability to access at the measurement date.

•	Level 2 Inputs – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of ours. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

In determining the value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity.

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3
Notes Payable	$—	$—	$51,240

NEW ACCOUNTING STANDARDS

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option for any eligible financial assets and liabilities under the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141R, which will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of SFAS No. 141R on January 1, 2009. Such adoption did not have a material impact on our results of operations, cash flows or financial condition as we did not acquire any properties or entities during the three months ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of SFAS No. 160 shall be applied prospectively. Our adoption of SFAS No. 160 caused our partners’ capital to increase as a result of transferring the minority interest in our consolidated subsidiary from the mezzanine section of our balance sheet into equity.

In March 2008, the FASB issued SFAS No. 161: Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under SFAS No. 161, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of SFAS No. 161 on January 1, 2009, and there was no material impact on the results of our operations or financial position.

CASH AND CASH EQUIVALENTS

For the purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

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

Since inception, we have made the following investments in five entities through which we own an interest in seven properties:

•

In March 2006, we acquired a 50% interest in 5433 Westheimer, LP which owns an office building in Houston, Texas with a gross leasable area of 134,000 square feet. As noted below, we have since acquired an additional 7.5% interest. The remaining 42.5% is owned by a third party. We are currently constructing a hotel on the property and plan to construct additional retail space in the future.

•

In December 2006, we acquired a 20% interest in PTC/BSQ Holding Company, LLC which owns three multi-tenant retail properties located in Plano, Texas with a combined gross leasable area of 396,000 square feet. The remaining 80% is owned by a third party.

•

In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 325,000 square feet. The remaining 50% is owned by AmREIT Monthly Income & Growth Fund IV, L.P., an affiliate of our General Partner.

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

We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities (at 100%) is summarized as of and for the three months ended March 31, 2009 and 2008 as follows (in thousands):

	Three months ended March 31,
	2009	2008
Revenue	$4,623	$4,898
Depreciation and amortization	(2,309)	(3,758)
Interest expense	(1,457)	(1,472)
Net loss	(891)	(1,931)

DERIVATIVE FINANCIAL INSTRUMENTS

In December 2007, one of our non-consolidated investment properties entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% in order to manage the volatility inherent in its variable-rate mortgage. On October 1, 2008, that interest rate swap was designated a hedge for financial reporting purposes. In accordance with SFAS No. 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”). Prior to October 1, 2008, such changes in fair value were recorded as a loss from derivative on the property’s statement of operations. For the three months ended March 31, 2008, our portion of the loss totaled $288,000 and is included in loss from non-consolidated entities in our consolidated statements of operations. For the three months ended March 31, 2009, our portion of the increase in fair value totaled $25,000 and is included in accumulated other comprehensive gain (loss) on our consolidated statements of partners’ capital.

4.	ACQUIRED LEASE INTANGIBLES

          In accordance with SFAS No. 141R, we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 1 year to 14 years. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term, plus any fixed-rate renewal options, if any, which range from 1 year to 14 years. The amortization of above (and below) market leases is recorded as a reduction of (increase in) rental income, and the amortization of in-place leases is included in amortization expense. The amortization expense related to in-place leases was approximately $187,000 and $176,000 for the three months ended March 31, 2009 and 2008, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $15,000 and $16,000 during the three months ended March 31, 2009 and 2008, respectively. Accretion of below market leases was approximately $57,000 and $48,000 during the three months ended March 31, 2009 and 2008, respectively.

          Acquired in-place and above and below market lease amounts and their respective accumulated amortization are as follows (in thousands):

	March 31, 2009		December 31, 2008

	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-place leases	$4,505	$(2,338)	$4,585	$(2,232)
Above-market leases	269	(150)	278	(143)
Below-market leases	(1,140)	680	(1,161)	644
Acquired intangible lease cost, net	$3,634	$(1,808)	$3,702	$(1,731)

5.	NOTES PAYABLE

Our outstanding debt consisted entirely of fixed-rate mortgage loans of approximately $50.7 million at March 31, 2009 and December 31, 2008. Our mortgage loans are secured by our real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms ranging from September 2011 through January 2036.

As of March 31, 2009, the weighted-average interest rate on our fixed-rate debt is 5.9%, and the weighted average remaining life of such debt is 11.9 years. As of March 31, 2009, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2009	$115	$—	$115
2010	165	—	165
2011	335	24,455	24,790
2012	183	—	183
2013	196	—	196
Thereafter	299	24,904	25,203
Total	$1,293	$49,359	$50,652

          We serve as guarantor on debt in the amount of $21.5 million that is the primary obligation of our wholly-owned subsidiaries. Additionally, we serve as guarantor on debt in the amount of $44.0 million that is the primary obligation of our joint ventures.

6.	CONCENTRATIONS

As of March 31, 2009 and December 31, 2008, each of our four consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, three of our four properties are located in the Houston metropolitan area. These Houston properties represent 83% and 82% of our rental income for the three months ended March 31, 2009 and 2008, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base rents generated by our top tenants during the three months ended March 31, 2009 and 2008 (in thousands):

Tenant	For the three months ended March 31,
	2009	2008
H-E-B Grocery	$356	$356
Designer Shoe Warehouse	138	138
Rice Food Markets, Inc.	73	73
Blockbuster Video	56	56
Fidelity Investments	53	53
	$676	$676

7.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

Our General Partner invested $800,000 as a limited partner and $1,000 as a general partner. We began raising capital in June 2005 and raised approximately $71 million at the time of the offering’s closing in October 2006. The General Partner’s $800,000 investment represents a 1.1% limited partner interest in the Partnership.

Limited Optional Redemption — Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with consent of the General Partner after delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, limited partners who have held their Units for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We redeemed 1.2 Units during the three months ended March 31, 2009 for $27,600 and 0 Units during the three months ended March 31, 2008.

Distributions — During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. We currently pay distributions of 3.0% per annum on invested capital. During the liquidation stage of the Partnership (commencing in October 2012, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

•

First - 99% to the limited partners and 1% to the General Partner until such time as the limited partners have received cumulative distributions from all sources (including monthly cash distributions during the operating stage of the Partnership) equal to 100% of their unreturned invested capital plus an amount equal to 10% per annum uncompounded on their invested capital;

•

Second - 100% to the General Partner until it has received cumulative distributions from all sources (other than with respect to its limited partner Units it purchased) in an amount equal to 40% of the net cash flow paid to date to the limited partners in excess of their adjusted capital; and

•	Thereafter - 60% to the limited partners and 40% to the General Partner.

Non-controlling Interest – Non-controlling interest represents a 40% ownership interest that one of our affiliate investment funds has in a real estate partnership that we consolidate as a result of our 60% controlling financial interest in such partnership.

8.	RELATED PARTY TRANSACTIONS

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. These affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
Type of Service	2009	2008

Asset Management Fees	$154	$154
Property Management Fees and Leasing Costs	93	95
Administrative Costs Reimbursements	98	81
	$345	$330

In addition to the above fees paid by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the three-months ended March 31, 2009 and 2008, such fees totaled $240,000 and $257,000 respectively.

9.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

We did not have any real estate acquisitions or dispositions during the three months ended March 31, 2009 and 2008.

10.	COMMITMENTS AND CONTINGENCIES

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

Our disclosure and analysis in this Quarterly Report contain forward-looking statements based on our current expectations or forecasts of future events. Words such as “believe,” “anticipate,” “expect,” and “intend” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as may be required by law. You should, however, review the factors and risks we describe in the reports we file from time to time with the SEC, after the date of this Quarterly Report.

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

We have no employees and are managed by AmREIT Monthly & Income III Corporation, our General Partner, pursuant to our Partnership Agreement. Our General Partner is a wholly owned subsidiary of AmREIT, a non-traded Texas real estate investment trust that files reports with the SEC. We qualify as a partnership for federal income tax purposes.

As of March 31, 2009, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an investment interest in eight other properties comprising 1,243,000 square feet of gross leasable area. A majority of our properties are located in highly populated, suburban communities in Texas. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the three months ended March 31, 2009 and 2008. As of March 31, 2009, our properties had an average occupancy rate of 79% and the average debt leverage ratio of the properties in which we have an investment was approximately 59%, with 86% of such debt carrying a fixed rate of interest.

Summary of Critical Accounting Policies

The preparation of the consolidated financial statement information contained herein requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Partnership’s critical accounting policies that the Partnership believes could have the most significant effect on the Partnership’s reported results and require subjective or complex judgments by management is contained in “Item 6. Management’s Discussion and Analysis or Plan of Operation” of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management believes that as of March 31, 2009, there have been no material changes to this information.

Results of Operations

We commenced our principal operations on June 30, 2005, when we accepted subscriptions for the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued the initial 80 Units to investors. During 2005, we acquired a direct interest in a property on September 30, 2005 and acquired an interest in another property on December 12, 2005 through a consolidated joint venture. During 2006, we acquired direct interests in two more properties, one on June 30, 2006 and the other on September 29, 2006. In 2006, we also made investments in three joint ventures through which we obtained an ownership interest in five other properties. In 2007, we made investments in two more joint ventures through which we obtained an ownership interest in two other properties. During 2008, we made an investment in one additional property through an existing joint venture and acquired an additional equity interest in another existing joint venture. As of March 31, 2009, we directly owned three properties comprising 225,000 square feet of gross leasable area and owned an investment interest in eight other properties comprising 1,243,000 square feet of gross leasable area.

Our direct property acquisitions were accounted for as purchases and the results of their operations are included in our consolidated financial statements from their respective dates of acquisition. We report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them.

Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

Revenue. Revenue stayed relatively constant at approximately $1.8 million for the three months ended March 31, 2009 and 2008. An increase in the number of tenants at Olmos Creek offset reductions in rental income due to the general downturn in the economy.

General & Administrative. General and administrative expenses decreased approximately $7,000 to approximately $17,000 for the three months ended March 31, 2009 compared to approximately $24,000 for the three months ended March 31, 2008. This decrease was primarily due to a reduction in insurance costs for directors and officers.

General & Administrative – Related Party. General and administrative expenses paid to our affiliate increased approximately $17,000 to approximately $98,000 during the three months ended March 31, 2009 compared to approximately $81,000 for the three months ended March 31, 2008. This increase was due to an increase in the allocation of compensation costs during the period to better reflect the level of effort expended by our affiliate’s financial personnel in providing accounting and financial reporting services to us.

Property Expense. Property operating expenses increased approximately $62,000 to approximately $502,000 during the three months ended March 31, 2009 compared to approximately $440,000 for the three months ended March 31, 2008. This increase was primarily due to an increase in bad debt expense associated with the potential uncollectability of certain tenant receivables.

Property Management Fees – Related Party. Property management fees to our affiliate increased approximately $29,000 to approximately $91,000 for the three months ended March 31, 2009 compared to approximately $62,000 for the three months ended March 31, 2008. This increase is primarily due to property management fees related to 2008 expense recoveries billed to tenants during the first quarter of 2009.

Legal and Professional Fees. Legal and professional fees decreased approximately $158,000 to approximately $45,000 during the three months ended March 31, 2009 compared to approximately $203,000 for the three months ended March 31, 2008. This decrease is primarily due to fees incurred in the first quarter of 2008 related to an audit of one of our subsidiaries that was required for the year ended December 31, 2007. This audit was not required for the year ended December 31, 2008.

Depreciation and Amortization Expense. Depreciation and amortization expensed increase approximately $97,000 to approximately $736,000 during the three months ended March 31, 2009 compared to approximately $639,000 for the three months ended March 31, 2008. This increase was primarily due to write-offs of tenant improvements and acquired lease intangibles due to tenant vacancies.

Interest Income – Related Party. Interest income – related party recorded during the three months ended March 31, 2008 relates to a note receivable from one of our investment properties. The note was paid in full during 2008, and we had no related party notes receivable outstanding during the first quarter of 2009.

Interest and Other Income. Interest and other income decreased approximately $127,000 to approximately $14,000 during the three months ended March 31, 2009 compared to approximately $141,000 for the three months ended March 31, 2008. This decrease was the result of a combination of lower interest rates during the first quarter of 2009 as well as a reduced balance of invested funds.

Interest Expense. Interest expense remained relatively consistent at approximately $771,000 for the three months ended March 31, 2009 compared to approximately $776,000 for the three months ended March 31, 2008. We had no significant changes to our debt balances during the three months ended March 31, 2009 and 2008.

Equity in Losses From Non-Consolidated Entities. Equity in losses from non-consolidated entities decreased approximately $278,000 to approximately $299,000 for the three months ended March 31, 2009 compared to approximately $577,000 for the three months ended March 31, 2008. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decreased loss is due primarily to an adjustment to amortization of acquired lease intangibles at our Berkeley Square and Preston Towne Crossing properties which was recorded during the first quarter of 2008.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest increased approximately $22,000 to approximately $31,000 for the three months ended March 31, 2009 compared to approximately $9,000 for the three months ended March 31, 2008. This increase was primarily due to an increase in the loss recorded at our Lake Houston property resulting from increased repair and maintenance costs as well as a write-off of intangible costs related to a tenant that vacated during the first quarter of 2009.

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

As of March 31, 2009 and December 31, 2008, our cash and cash equivalents totaled approximately $1.0 million and $918,000, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three months ended March 31,
	2009	2008
Operating activities	$1,098	$(210)
Investing activities	(246)	1,248
Financing activities	(761)	(1,383)

Net cash flows provided by operating activities increased approximately $1.3 million to inflows of approximately $1.1 million for the three months ended March 31, 2009 compared to outflows of approximately $210,000 for the three months ended March 31, 2008. This increase in cash flows provided by operating activities was primarily due to an increase in working capital cash flows of approximately $1.3 million which was driven by an increase in cash received from tenants and payments received on accounts receivable – related party. The increase in working capital inflows was partially offset by a decrease of $32,000 in income before the effects of depreciation and amortization, losses from non-consolidated subsidiaries, and non-controlling interest in consolidated subsidiaries.

Net cash flows provided by investing activities decreased approximately $1.5 million to net cash outflows of approximately $246,000 for the three months ended March 31, 2009 compared to net cash inflows of approximately $1.2 million for the three months ended March 31, 2008. This decrease is primarily due to a decrease in payments received on notes receivable of approximately $1.4 million and a decrease in distributions received from non-consolidated entities of approximately $596,000. These decreases were offset by a reduction in advances on notes receivable – related party of approximately $398,000 and a reduction in investments in non-consolidated entities of approximately $128,000.

Net cash flows used in financing activities decreased approximately $622,000 to approximately $761,000 for the three months ended March 31, 2009 compared to approximately $1.4 million for the three months ended March 31, 2008. This decrease was primarily due to a reduction of distributions of approximately $809,000 offset by an increase in distributions to non-controlling interest of approximately $155,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2009. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, we redeemed 1.2 Units. The following chart summarizes the redemption of the Units.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2009	1.2	$27,600	—	—
February 1-28, 2009	—	—	—	—
March 1-31, 2009	—	—	—	—
Total	1.2	$27,600	—	—

(1) Our Agreement of Limited Partnership contemplates that, at any time after September 30, 2008 and prior to September 30, 2012, any limited partner who has held Units for at least three years shall have the right to request that we redeem all of such Units. We redeemed 1.2 Units pursuant to the hardship provisions as outlined in the Offering Memorandum.

ITEM 6.	EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed, furnished, or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III
Corporation, its General Partner

Date: May 15, 2009

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

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 15, 2009 (filed herewith).

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 15, 2009 (filed herewith).

Exhibit 32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).