Form 10-K/A
period 2008-12-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2009-07-31
CIK 1330466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Revenues for the Issuer’s fiscal year ended December 31, 2008 totaled $7,252,000.

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☒

EXPLANATORY PARAGRAPH

This amendment on form 10-K/A is being filed to replace the Report of Independent Registered Public Accounting Firm originally included in our Form 10-K for the year ended December 31, 2008 filed on March 31, 2009. This Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K except in connection with the foregoing. Also, this amendment has not resulted in any changes to our previously reported financial position for the years ended December 31, 2008 and 2007 or results of operations or cash flows for the years ended December 31, 2008, 2007 and 2006.

Report of Independent Registered Public Accounting Firm

The Partners

AmREIT Monthly Income and Growth Fund III, Ltd.:

We have audited the accompanying consolidated balance sheets of AmREIT Monthly Income and Growth Fund III, Ltd. and subsidiaries (the “Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ capital and cash flows for the years ended December 31, 2008, 2007 and 2006. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and related schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Monthly Income and Growth Fund III, Ltd. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

Houston, Texas

March 31, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III Corporation, its General Partner
Date: July 31, 2009

	By:	/s/ H. Kerr Taylor
H. Kerr Taylor President, Chief Executive Officer, and Director

	By:	/s/ Chad C. Braun
Chad C. Braun Executive Vice President, Chief Financial Officer, Treasurer and Secretary