Form 10-Q
period 2009-06-30
AmREIT Monthly Income & Growth Fund III Ltd
filed 2009-08-14
CIK 1330466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$18,446	$18,446
Buildings	47,273	47,265
Tenant improvements	935	1,020
	66,654	66,731
Less accumulated depreciation and amortization	(5,799)	(4,917)
	60,855	61,814

Investment in non-consolidated entities	26,508	26,495
Acquired lease intangibles, net	2,121	2,488
Net real estate investments	89,484	90,797

Cash and cash equivalents	585	918
Tenant receivables, net	512	892
Accounts receivable	8	8
Accounts receivable - related party	236	1,368
Notes receivable	259	334
Deferred costs, net	527	591
Other assets	646	830
TOTAL ASSETS	$92,257	$95,738

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$50,615	$50,693
Accounts payable and other liabilities	960	1,055
Accounts payable - related party	124	106
Acquired below-market lease intangibles, net	414	517
Security deposits	115	133
TOTAL LIABILITIES	52,228	52,504

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 2,833 units outstanding	38,854	41,857
Accumulated other comprehensive loss	(178)	(253)
TOTAL PARTNERS’ CAPITAL	38,676	41,604

Non-controlling interest	1,353	1,630
TOTAL CAPITAL	40,029	43,234
TOTAL LIABILITIES AND CAPITAL	$92,257	$95,738

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues:
Rental income from operating leases	$1,650	$1,718	$3,476	$3,510
Total revenues	1,650	1,718	3,476	3,510

Expenses:
General and administrative	42	55	59	85
General and administrative - related party	164	68	262	149
Asset management fees - related party	155	154	309	309
Property expense	488	466	990	899
Property management fees - related party	62	61	153	123
Legal and professional	59	84	104	287
Depreciation and amortization	617	660	1,353	1,299
Total operating expenses	1,587	1,548	3,230	3,151

Operating income	63	170	246	359

Other income (expense):
Interest income - related party	—	7	—	18
Interest and other income	12	99	26	240
Interest expense	(775)	(777)	(1,546)	(1,553)
Equity in losses from non-consolidated entities	(362)	(319)	(661)	(896)
Margin tax expense	(14)	(9)	(26)	(24)
Total other income (expense)	(1,139)	(999)	(2,207)	(2,215)

Net loss	(1,076)	(829)	(1,961)	(1,856)

Net loss attributable to non-controlling interest	28	20	59	29
Net loss attributable to controlling interests	$(1,048)	$(809)	$(1,902)	$(1,827)

Weighted average units outstanding	2,833	2,843	2,834	2,843
Net loss per unit	$(369.87)	$(284.60)	$(671.24)	$(642.72)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
For the six months ended June 30, 2009
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Accumulated other comprehensive gain (loss)	Non-controlling interest	Total

Balance at December 31, 2008	$—	$41,857	$(253)	$1,630	$43,234

Redemptions	—	(28)	—	—	(28)
Net loss (1)	11	(1,913)	—	(59)	(1,961)
Distributions	(11)	(1,062)	—	(218)	(1,291)
Gain from derivative	—	—	75	—	75

Balance at June 30, 2009	$—	$38,854	$(178)	$1,353	$40,029

(1)

The allocation of net loss includes a curative allocation to increase the GP capital account by $30 for the six months ended June 30, 2009. The cumulative curative allocation since inception of the partnership is $237. The Partnership agreement provides that no partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,961)	$(1,856)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from non-consolidated entities	661	896
Depreciation and amortization	1,353	1,299
Amortization of above and below market leases, net	(74)	(55)
Amortization of loan acquisition costs	38	37
Bad debt expense	129	2
Decrease (increase) in tenant receivables	251	(348)
Increase in accounts receivable	—	(111)
Decrease (increase) in accounts receivable - related party	1,057	(534)
Increase in deferred costs	(14)	(90)
Decrease (increase) in other assets	184	(351)
Decrease in accounts payable and other liabilities	(95)	(293)
Increase in accounts payable - related party	18	15
Decrease in security deposits	(18)	(1)
Net cash provided by (used in) operating activities	1,529	(1,390)

Cash flows from investing activities:
Improvements to real estate	(16)	(71)
Payments received on notes receivable	75	1,428
Payments received on notes receivable - related party	—	1,661
Advances for notes receivable - related party	—	(530)
Investments in non-consolidated entities	(638)	(2,000)
Distributions from non-consolidated entities	114	724
Net cash (used in) provided by investing activities	(465)	1,212

Cash flows from financing activities:
Payments on notes payable	(78)	(72)
Optional redemptions	(28)	—
Distributions	(1,073)	(2,691)
Distributions to non-controlling interest	(218)	(240)
Net cash used in financing activities	(1,397)	(3,003)

Net decrease in cash and cash equivalents	(333)	(3,181)
Cash and cash equivalents, beginning of period	918	5,245
Cash and cash equivalents, end of period	$585	$2,064

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$1,513	$1,521
Cash paid during the period for taxes	$41	$65

Supplemental schedule of noncash investing and financing activities:

During the six months ended June 30, 2009, $75,000 of accounts receivable from one of our non-consolidated entities was reclassified to investment in non-consolidated entities.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT Monthly Income & Growth Fund III, Ltd., a Texas limited partnership (hereinafter referred to as the “Partnership,” “MIG III,” “we,” “us” or “our”), was formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. The General Partner of the Partnership is AmREIT Monthly Income & Growth III Corporation, a Texas corporation (the “General Partner”), which is a subsidiary of AmREIT, a non-traded Maryland real estate investment trust that files reports with the Securities and Exchange Commission (“SEC”). The General Partner maintains its principal place of business in Houston, Texas.

We commenced our principal operations on June 30, 2005, when we accepted subscriptions for the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum dated April 19, 2005 (the “Offering Memorandum”) and issued the initial 80 limited partnership units (the “Units”). As of October 31, 2006, we had received $71.1 million for the sale of 2,844 Units and closed the offering. At June 30, 2009, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area, one property in which we own a controlling interest comprising approximately 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,141,000 square feet of gross leasable area.

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

During the past 18 months, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt financing and a virtual shutdown of equity capital markets, particularly in the real estate sector. While we expect to generate sufficient cash flow from operations in 2009 to meet our contractual obligations, a significant additional deterioration in the national economy, the bankruptcy or insolvency of one or more of our large tenants could cause our 2009 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until cash resources are available. Effective July 15, 2009, we have suspended all distributions in an effort to conserve cash and to protect investors’ principal. As we have numerous projects that are mid-stream in redevelopment, we are conserving cash from operations to ensure that we have the ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest (see Note 9). Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”)). Following consideration under FIN 46(R), if required, we also evaluate applicable partially-owned entities under Emerging Issues Task Force (“EITF”) Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights (“EITF 04-5”), for consolidation considerations. All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2008 are derived from our audited financial statements as of that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. All of the leases are accounted for as operating leases and although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete.

Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the six months ended June 30, 2009 and 2008, there were no percentage rents recognized. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. During the six months ended June 30, 2009 and 2008, we recognized no lease termination fees.

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

Acquired Properties and Acquired Lease Intangibles - We account for acquisitions of operating properties pursuant to Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). Accordingly, we allocate the purchase price of the acquired operating properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above (and below) market leases and in-place lease value are recorded as acquired lease intangibles (liabilities) and are amortized as an adjustment to rental income or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods. Premiums or discounts on acquired above and below market debt are amortized to interest expense over the remaining term of such debt.

We expense acquisition costs associated with operating properties as incurred in accordance with SFAS No. 141R. Prior to adoption of SFAS No. 141R, such costs were capitalized and expensed if and when the acquisition became no longer probable. During the six months ended June 30, 2009 and 2008, we expensed acquisition costs of $6,000 and $0, respectively. We did not capitalize any interest or taxes during the same periods.

Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the term of lease for tenant improvements.

Properties Held for Sale - Properties will be classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale will be carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of June 30, 2009 and December 31, 2008, we had no properties held for sale.

Impairment - We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. No impairment charges were recognized during the six months ended June 30, 2009 and 2008.

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

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries are included in property expense. As of June 30, 2009 and December 31, 2008, our allowance for uncollectible accounts related to our tenant receivables was $225,000 and $98,000, respectively.

Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily to cover operating expenses. These cash advances are due upon demand.

Notes Receivable - Included in notes receivable is a loan made to our joint venture partner that owns a 42.5% interest in our 5433 Westheimer property. Interest accrues monthly at a rate of 15% per annum. Interest payments are due monthly, and the balance of the note and any unpaid interest is due in full on December 31, 2009.

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. Accumulated amortization related to loan acquisition costs as of June 30, 2009 and December 31, 2008 totaled $235,000 and $197,000, respectively. Accumulated amortization related to leasing costs as of June 30, 2009 and December 31, 2008, totaled $75,000 and $55,000, respectively.

INCOME TAXES

Federal - No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax returns filed for tax years beginning on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. For the six months ended June 30, 2009 and 2008, we recorded tax provisions of approximately $26,000 and $24,000, respectively, for the Texas Margin Tax.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable-related party, notes receivable, accounts payable and other liabilities, accounts payable-related party, and notes payable. The carrying value of all but the notes payable are representative of their respective fair values due to the short-term nature of these instruments. As of June 30, 2009 and December 31, 2008, the carrying value of debt obligations associated with our consolidated entities was $50.6 million, all of which represents fixed-rate obligations with an estimated fair value of $48.9 million and $52.8 million, respectively, based on a discounted cash flow analysis using current market rates of interest.

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) defines a hierarchy of inputs to valuation techniques based upon whether those inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). The following summarizes the fair value hierarchy defined within SFAS No. 157:

•	Level 1 Inputs – Quoted market prices (unadjusted) for identical assets and liabilities in an active market that the Partnership has the ability to access at the measurement date.

•	Level 2 Inputs – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

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

In determining the value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. As the spread is neither a quoted market price nor an observable input, we feel it is properly classified as a level 3 input.

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3
Notes Payable	$—	$—	$48,887

NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141R, which changes the accounting for business combinations. Under SFAS No. 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of SFAS No. 141R on January 1, 2009. Such adoption did not have a material impact on our results of operations, cash flows or financial condition as we did not acquire any properties or entities during the six months ended June 30, 2009.

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

In March 2008, the FASB issued SFAS No. 161: Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under SFAS No. 161, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of SFAS No. 161 on January 1, 2009, and there was no material impact on the results of our operations or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 in the second quarter of 2009 and evaluated all events or transactions through August 14, 2009. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No.166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009 and is not expected to have a significant impact on our consolidated financial statements.

CASH AND CASH EQUIVALENTS

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

INTEREST

Interest is charged to interest expense as it accrues. No interest has been capitalized on any wholly owned properties since inception of the Partnership.

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

Since inception, we have made the following investments in five entities through which we own an interest in seven properties:

•

In March 2006, we acquired a 50% interest in 5433 Westheimer, LP which owns an office building in Houston, Texas with a gross leasable area of approximately 134,000 square feet. As noted below, we have since acquired an additional 7.5% interest. The remaining 42.5% is owned by a third party. We are currently constructing a hotel on the property and are evaluating opportunities to further develop the property.

•

In December 2006, we acquired a 20% interest in PTC/BSQ Holding Company LLC which owns three multi-tenant retail properties located in Plano, Texas with a combined gross leasable area of approximately 396,000 square feet. The remaining 80% is owned by an unaffiliated third party.

•

In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of approximately 325,000 square feet. The remaining 50% is owned by AmREIT Monthly Income & Growth Fund IV, L.P., an affiliate of our General Partner.

•

In August 2007, we acquired a 30% interest in AmREIT Woodlake Square, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of approximately 206,000 square feet. The remaining 70% is owned by affiliated AmREIT entities, AmREIT Monthly Income & Growth Fund IV, L.P. and AmREIT Realty Investment Company.

•

In November 2007, we acquired a 30% interest in AmREIT Westheimer Gessner, LP which owns Woodlake Pointe a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of approximately 82,000 square feet. The remaining 70% is owned by affiliated AmREIT entities, AmREIT Monthly Income & Growth Fund IV, L.P. and AmREIT Realty Investment Company. In May 2008, AmREIT Westheimer Gessner, LP acquired an additional tract of land adjacent to Woodlake Pointe for $1.3 million.

•

In November 2008, we acquired an additional 7.5% interest in 5433 Westheimer, LP from our third party, joint-venture partner for $800,000. The remaining 42.5% is owned by that same party. The property is not consolidated into our financial statements as it does not meet all conditions for consolidation outlined in FIN 46(R) or EITF 04-5.

We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities (at 100%) is summarized as of and for the three months ended June 30, 2009 and 2008, and six months ended June 30, 2009 and 2008, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	$4,595	$4,695	$9,217	$9,593
Depreciation and amortization	(2,180)	(1,281)	(4,489)	(5,058)
Interest expense	(1,464)	(1,548)	(2,921)	(3,020)
Net loss	(814)	(420)	(1,705)	(2,454)

DERIVATIVE FINANCIAL INSTRUMENTS

In December 2007, one of our non-consolidated investment properties entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% in order to manage the volatility inherent in its variable-rate mortgage. On October 1, 2008, that interest rate swap was designated a hedge for financial reporting purposes. In accordance with SFAS No. 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income. Prior to October 1, 2008, such changes in fair value were recorded as a loss from derivative on the property’s statement of operations. For the six months ended June 30, 2008, our portion of the loss totaled $113,000 and is included in loss from non-consolidated entities in our consolidated statements of operations. For the three and six month periods ended June 30, 2009, our portion of the increase in fair value totaled $50,000 and $75,000 respectively, and is included in accumulated other comprehensive gain (loss) on our consolidated statements of partners’ capital.

4.	ACQUIRED LEASE INTANGIBLES

In accordance with SFAS No. 141 (SFAS No.141R will be applied to operating properties acquired subsequent to its adoption), we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 1 year to 14 years. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term, plus any fixed-rate renewal options, if any, which range from 1 year to 14 years. The amortization of above (and below) market leases is recorded as a reduction of (increase in) rental income, and the amortization of in-place leases is included in amortization expense. The amortization expense related to in-place leases was approximately $338,000 and $366,000 for the six months ended June 30, 2009 and 2008, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $29,000 and $41,000 during the six months ended June 30, 2009 and 2008, respectively. Accretion of below market leases was approximately $103,000 and $95,000 during the six months ended June 30, 2009 and 2008, respectively.

Acquired in-place and above and below market lease amounts and their respective accumulated amortization are as follows (in thousands):

	June 30, 2009	December 31, 2008
Acquired lease intangible assets:
In-place leases	$4,505	$4,585
In-place leases - accumulated amortization	(2,490)	(2,232)
Above-market leases	269	278
Above-market leases - accumulated amortization	(163)	(143)
Acquired lease intangibles, net	$2,121	$2,488

Acquired lease intangible liabilities:
Below-market leases	$1,140	$1,161
Below-market leases - accumulated amortization	(726)	(644)
Acquired below-market lease intangibles, net	$414	$517

5.	NOTES PAYABLE

Our outstanding debt consisted entirely of fixed-rate mortgage loans of approximately $50.6 million at June 30, 2009 and December 31, 2008. Our mortgage loans are secured by our real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms ranging from September 2011 through January 2036.

As of June 30, 2009, the weighted-average interest rate on our fixed-rate debt is 5.9%, and the weighted average remaining life of such debt is 11.6 years. As of June 30, 2009, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2009	$78	$—	$78
2010	165	—	165
2011	335	24,455	24,790
2012	183	—	183
2013	196	—	196
Thereafter	299	24,904	25,203
Total	$1,256	$49,359	$50,615

We serve as guarantor on debt in the amount of $21.5 million that is the primary obligation of our wholly-owned subsidiaries. Additionally, we serve as guarantor on debt in the amount of $44.0 million that is the primary obligation of our joint ventures.

6.	CONCENTRATIONS

As of June 30, 2009 and December 31, 2008, each of our four consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, three of our four properties are located in the Houston metropolitan area. These Houston properties represent 82% of our rental income for the six months ended June 30, 2009 and 2008. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base rents generated by our top five tenants during the six months ended June 30, 2009 and 2008 (in thousands):

	Six months ended June 30,
Tenant	2009	2008
H-E B Grocery	$713	$713
Designer Shoe Warehouse	275	275
Rice Food Markets, Inc.	146	146
Blockbuster Video	112	112
Fidelity Investments	105	105
	$1,351	$1,351

7.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

Our General Partner invested $800,000 as a limited partner and $1,000 as a general partner. We began raising capital in June 2005 and raised approximately $71 million at the time of the offering’s closing in October 2006. The General Partner’s $800,000 investment represents a 1.1% limited partner interest in the Partnership.

Limited Optional Redemption — Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with consent of the General Partner after delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, limited partners who have held their Units for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. During the six months ended June 30, 2009, we received three redemption requests, two of which were denied in the aggregate amount of $74,000 and one of which was granted in the amount of $28,000. We received no redemption requests during the six months ended June 30, 2008. All redemption requests that have been granted were paid with cash flows from operations. As of June 30, 2009, we have suspended the optional redemption due to macro economic conditions and the need to preserve cash.

Distributions — During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. Our distributions were paid at a rate of 3.0% per annum on invested capital through June 30, 2009. Beginning July 1, 2009, we will cease payment of distributions until improvements in the real estate and liquidity markets warrant such payment. During the liquidation stage of the Partnership (anticipated to commence in October 2012, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. These affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three and six month periods ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Type of service	2009	2008	2009	2008
Asset management fees	$155	$154	$309	$309
Property management fees and leasing costs	74	117	167	212
Administrative costs reimbursements	164	68	262	149
	$393	$339	$738	$670

In addition to the above fees paid by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the six months ended June 30, 2009 and 2008, such fees totaled $414,000 and $430,000, respectively.

9.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

We did not have any real estate acquisitions or dispositions during the six months ended June 30, 2009 and 2008.

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

In conjunction with our acquisition of the Lantern Lane shopping center in September 2006, we identified an environmental exposure caused by a dry cleaning business that operated on the property prior to our ownership. Our agreement with the seller provides that, if the seller cannot provide satisfactory evidence that they have performed appropriate remediation, we can reduce our note payable to them by the lesser of the actual costs to remediate or $1.0 million. We believe that the remediation costs will not exceed $1.0 million based on our environmental investigation. We have not recorded a separate liability for this exposure as we believe that we are fully indemnified by the seller pursuant to this arrangement. To the extent that we are required to fund a portion of the remediation, such amount will be financed through the reduction of the note payable to the seller. We believe that this matter will not have an adverse effect on our consolidated financial position or results of operations, and we are aware of no other environmental exposures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Certain information presented in this Quarterly Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and the other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and the Partnership undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results over time.

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

We have no employees and are managed by AmREIT Monthly & Income III Corporation, our General Partner, pursuant to our Partnership Agreement. Our General Partner is a wholly owned subsidiary of AmREIT, a non-traded Maryland real estate investment trust that files reports with the SEC. We qualify as a partnership for federal income tax purposes.

As of June 30, 2009, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area, one property in which we own a controlling interest comprising approximately 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,141,000 square feet of gross leasable area. A majority of our properties are located in highly populated, suburban communities in Texas. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the six months ended June 30, 2009 and 2008. As of June 30, 2009, our properties had an average occupancy rate of approximately 79% and the average debt leverage ratio of the properties in which we have an investment interest was approximately 57%, with 86% of such debt carrying a fixed rate of interest.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Partnership’s critical accounting policies that the Partnership believes could have the most significant effect on the Partnership’s reported results and require subjective or complex judgments by management is contained in “Item 6. Management’s Discussion and Analysis or Plan of Operation” of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management believes that as of June 30, 2009, there have been no material changes to this information.

Results of Operations

We commenced our principal operations on June 30, 2005, when we accepted subscriptions for the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued the initial 80 Units to investors. During 2005, we acquired a direct interest in a property on September 30, 2005 and acquired an interest in another property on December 12, 2005 through a consolidated joint venture. During 2006, we acquired direct interests in two more properties, one on June 30, 2006 and the other on September 29, 2006. In 2006, we also made investments in three joint ventures through which we obtained an ownership interest in five other properties. In 2007, we made investments in two more joint ventures through which we obtained an ownership interest in two other properties. During 2008, we made an investment in one additional property through an existing joint venture and acquired an additional equity interest in another existing joint venture. As of June 30, 2009, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area, one property in which we own a controlling interest comprising approximately 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,141,000 square feet of gross leasable area.

Our direct property acquisitions were accounted for as purchases and the results of their operations are included in our consolidated financial statements from their respective dates of acquisition. We report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them.

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

Revenue. Revenue stayed relatively constant at approximately $1.7 million for the three months ended June 30, 2009 and 2008. An increase in the number of tenants and therefore rental income at Olmos Creek offset reductions in rental income at various other properties due to decreased occupancy resulting from the general downturn in the economy.

General & Administrative. General and administrative expenses decreased approximately $13,000 to approximately $42,000 for the three months ended June 30, 2009 compared to approximately $55,000 for the three months ended June 30, 2008. This decrease was primarily due to a reduction in marketing costs, which were incurred during the second quarter of 2008 but not incurred in 2009.

General & Administrative – Related Party. General and administrative expenses paid to our affiliate increased approximately $96,000 to approximately $164,000 during the three months ended June 30, 2009 compared to approximately $68,000 for the three months ended June 30, 2008. This increase was due to an increase in the compensation pool and to an increase in the allocation of those costs during the period to better reflect the level of effort expended by our affiliate’s financial personnel in providing accounting and financial reporting services to us.

Property Expense. Property operating expenses increased approximately $22,000 to approximately $488,000 during the three months ended June 30, 2009 compared to approximately $466,000 for the three months ended June 30, 2008. This increase was primarily due to an increase in bad debt expense associated with the expected uncollectability of certain tenant receivables.

Legal and Professional Fees. Legal and professional fees decreased approximately $25,000 to approximately $59,000 during the three months ended June 30, 2009 compared to approximately $84,000 for the three months ended June 30, 2008. This decrease is primarily due to a reduction in legal fees associated with the review of our first annual report to the SEC, filed in 2008. Such fees were billed during the second quarter of 2008, but not incurred during 2009.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $43,000 to approximately $617,000 during the three months ended June 30, 2009 compared to approximately $660,000 for the three months ended June 30, 2008. This decrease was primarily due to write-offs of tenant improvements and acquired lease intangibles resulting from tenant vacancies in the first quarter of 2009.

Interest Income – Related Party. Interest income – related party recorded during the three months ended June 30, 2008 relates to a note receivable from one of our investment properties. The note was paid in full during 2008, and we had no related party notes receivable outstanding and therefore no related party interest income during the second quarter of 2009.

Interest and Other Income. Interest and other income decreased approximately $87,000 to approximately $12,000 during the three months ended June 30, 2009 compared to approximately $99,000 for the three months ended June 30, 2008. This decrease was the result of a combination of lower interest rates during the second quarter of 2009 as well as a reduced balance of invested funds.

Equity in Losses From Non-Consolidated Entities. Equity in losses from non-consolidated entities increased approximately $43,000 to approximately $362,000 for the three months ended June 30, 2009 compared to approximately $319,000 for the three months ended June 30, 2008. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is due to an adjustment to amortization of acquired lease intangibles at Preston Towne Crossing which had the effect of reducing expense during the second quarter of 2008. This increased loss was partially offset by an increase in revenues from our 5433 Westheimer property due to additional rental income from tenants as well as a decrease in amortization of acquired lease intangibles at Woodlake Square due to those intangibles becoming fully amortized during 2008.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest increased approximately $8,000 to approximately $28,000 for the three months ended June 30, 2009 compared to approximately $20,000 for the three months ended June 30, 2008. This increase was primarily due to an increase in the loss recorded at our Lake Houston property resulting from decreased revenues related to a tenant that vacated during the first quarter of 2009.

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

Revenue. Revenue stayed relatively constant at approximately $3.5 million for the six months ended June 30, 2009 and 2008. An increase in the number of tenants and therefore rental income at Olmos Creek offset reductions in rental income at various other properties due to decreased occupancy resulting from the general downturn in the economy.

General & Administrative. General and administrative expenses decreased approximately $26,000 to approximately $59,000 for the six months ended June 30, 2009 compared to approximately $85,000 for the six months ended June 30, 2008. This decrease was due to a reduction in insurance costs for directors and officers and a reduction in marketing costs which were incurred during the second quarter of 2008 but not incurred in 2009.

General & Administrative – Related Party. General and administrative expenses paid to our affiliate increased approximately $113,000 to approximately $262,000 during the six months ended June 30, 2009 compared to approximately $149,000 for the six months ended June 30, 2008. This increase was due to an increase in the compensation pool and to an increase in the allocation of those costs during the period to better reflect the level of effort expended by our affiliate’s financial personnel in providing accounting and financial reporting services to us.

Property Expense. Property operating expenses increased approximately $91,000 to approximately $990,000 during the six months ended June 30, 2009 compared to approximately $899,000 for the six months ended June 30, 2008. This increase was primarily due to an increase in bad debt expense associated with the expected uncollectability of certain tenant receivables.

Property Management Fees – Related Party. Property management fees to our affiliate increased approximately $30,000 to approximately $153,000 for the six months ended June 30, 2009 compared to approximately $123,000 for the six months ended June 30, 2008. Property management fees are calculated based on tenant billings. This increase is primarily due to 2008 expense recoveries that were billed to tenants during the first quarter of 2009.

Legal and Professional Fees. Legal and professional fees decreased approximately $183,000 to approximately $104,000 during the six months ended June 30, 2009 compared to approximately $287,000 for the six months ended June 30, 2008. This decrease is primarily due to fees incurred in the first quarter of 2008 related to an audit of one of our investment properties that was required for the year ended December 31, 2007. This audit was not required for the year ended December 31, 2008.

Depreciation and Amortization Expense. Depreciation and amortization expense increased approximately $54,000 to approximately $1,353,000 during the six months ended June 30, 2009 compared to approximately $1,299,000 for the six months ended June 30, 2008. This increase was primarily due to write-offs of tenant improvements and acquired lease intangibles due to tenant vacancies during the first quarter of 2009.

Interest Income – Related Party. Interest income – related party recorded during the six months ended June 30, 2008 relates to a note receivable from one of our investment properties. The note was paid in full during 2008, and we had no related party notes receivable outstanding and therefore no related party interest income during 2009.

Interest and Other Income. Interest and other income decreased approximately $214,000 to approximately $26,000 during the six months ended June 30, 2009 compared to approximately $240,000 for the six months ended June 30, 2008. This decrease was the result of a combination of lower interest rates during 2009 as well as a reduced balance of invested funds.

Equity in Losses From Non-Consolidated Entities. Equity in losses from non-consolidated entities decreased approximately $235,000 to approximately $661,000 for the six months ended June 30, 2009 compared to approximately $896,000 for the six months ended June 30, 2008. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decreased loss is due primarily to a loss recorded by our Woodlake Square property during the first half of 2008 due to changes in fair value of its interest rate swap. The interest rate swap was designated as a hedge on October 1, 2008. The net change in fair value subsequent to October 1, 2008 is reported through accumulated other comprehensive income.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest increased approximately $30,000 to approximately $59,000 for the six months ended June 30, 2009 compared to approximately $29,000 for the six months ended June 30, 2008. This increase was primarily due to an increase in the loss recorded at our Lake Houston property resulting from decreased revenues and write-off of intangible costs related to a tenant that vacated during the first quarter of 2009.

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

As of June 30, 2009 and December 31, 2008, our cash and cash equivalents totaled approximately $585,000 and $918,000, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Six months ended June 30,
	2009	2008
Operating activities	$1,529	$(1,390)
Investing activities	(465)	1,212
Financing activities	(1,397)	(3,003)

Net cash flows provided by operating activities increased approximately $2.9 million to inflows of approximately $1.5 million for the six months ended June 30, 2009 compared to outflows of approximately $1.4 million for the six months ended June 30, 2008. This increase in cash flows provided by operating activities was primarily due to an increase in working capital cash flows of approximately $3.1 million which was driven by an increase in cash received from tenants, payments received on accounts receivable – related party and a decrease in cash paid for escrow deposits.

Net cash flows provided by investing activities decreased approximately $1.7 million to net cash outflows of approximately $465,000 for the six months ended June 30, 2009 compared to net cash inflows of approximately $1.2 million for the six months ended June 30, 2008. This decrease is primarily due to a decrease in payments received on notes receivable – related party of approximately $1.7 million. Also, a reduction in payments received on notes receivable of approximately $1.4 million was offset by a reduction in cash invested in non-consolidated entities of approximately $1.4 million.

Net cash flows used in financing activities decreased approximately $1.6 million to approximately $1.4 million for the six months ended June 30, 2009 compared to approximately $3.0 million for the six months ended June 30, 2008. This decrease was primarily due to a reduction in distributions of approximately $1.6 million as we reduced our distribution rate from 7.0% per annum in 2008 to 3.0% per annum during the first half of 2009, and have now suspended distributions, effective July 1, 2009.

During the past 18 months, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt financing and a virtual shutdown of equity capital markets, particularly in the real estate sector. While we expect to generate sufficient cash flow from operations in 2009 to meet our contractual obligations, a significant additional deterioration in the national economy, the bankruptcy or insolvency of one or more of our large tenants could cause our 2009 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until cash resources are available. Effective July 15, 2009, we have suspended all distributions in an effort to conserve cash and to protect investors’ invested capital. As we have numerous projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2009. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed, furnished, or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III
Corporation, its General Partner
Date: August 14, 2009

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

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer of our General Partner dated August 14, 2009 (filed herewith).

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer of our General Partner dated August 14, 2009 (filed herewith).

Exhibit 32.1	Chief Executive Officer of our General Partner certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Chief Financial Officer of our General Partner certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).