Form 10-K/A
period 2008-12-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2009-09-09
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A

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
Limited Partnership Interests

     Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
ITEM 7. FINANCIAL STATEMENTS
     The consolidated financial statements of the Issuer, including notes thereto, and the report of independent auditors are included in this Annual Report on Form 10-K/A beginning at page F-1 and are incorporated herein by reference.
ITEM 13. EXHIBITS
INDEX TO EXHIBITS
     The following exhibits are filed as part of or incorporated by reference in this Annual Report on Form 10-K/A:

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
/s/ KPMG LLP
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

Date: September 9, 2009
	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer, and Director

	By:	/s/ Chad C. Braun
Chad C. Braun
Executive Vice President, Chief Financial Officer, Treasurer and Secretary