Form 10-Q
period 2009-09-30
AmREIT Monthly Income & Growth Fund III Ltd
filed 2009-11-13
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	September 30, 2009	December 31, 2008

	(unaudited)
ASSETS
Real estate investments at cost:
Land	$18,446	$18,446
Buildings	47,280	47,265
Tenant improvements	972	1,020
	66,698	66,731
Less accumulated depreciation and amortization	(6,238)	(4,917)
	60,460	61,814

Investment in non-consolidated entities	26,495	26,495
Acquired lease intangibles, net	1,957	2,488
Net real estate investments	88,912	90,797

Cash and cash equivalents	2,826	918
Tenant receivables, net	591	892
Accounts receivable	6	8
Accounts receivable - related party	231	1,368
Notes receivable	210	334
Deferred costs, net	541	591
Other assets	765	830
TOTAL ASSETS	$94,082	$95,738

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$50,577	$50,693
Notes payable - related party	2,507	—
Accounts payable and other liabilities	1,365	1,055
Accounts payable - related party	233	106
Acquired below-market lease intangibles, net	368	517
Security deposits	130	133
TOTAL LIABILITIES	55,180	52,504

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 2,833 and 2,834 units outstanding at September 30, 2009 and December 31, 2008 respectively	37,717	41,857
Accumulated other comprehensive loss	(138)	(253)
TOTAL PARTNERS’ CAPITAL	37,579	41,604

Non-controlling interest	1,323	1,630
TOTAL CAPITAL	38,902	43,234

TOTAL LIABILITIES AND CAPITAL	$94,082	$95,738

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues:
Rental income from operating leases	$1,638	$1,685	$5,114	$5,195
Total revenues	1,638	1,685	5,114	5,195

Expenses:
General and administrative	16	40	75	128
General and administrative - related party	79	79	341	228
Asset management fees - related party	154	154	463	463
Property expense	409	418	1,399	1,313
Property management fees - related party	64	63	217	186
Legal and professional	46	51	150	338
Depreciation and amortization	618	622	1,971	1,922
Total operating expenses	1,386	1,427	4,616	4,578

Operating income	252	258	498	617

Other income (expense):
Interest income - related party	—	8	—	26
Interest and other income	9	114	35	354
Interest expense	(785)	(781)	(2,331)	(2,334)
Equity in losses from non-consolidated entities	(473)	(387)	(1,134)	(1,283)
Margin tax expense	9	(15)	(17)	(39)
Total other income (expense)	(1,240)	(1,061)	(3,447)	(3,276)

Net loss, including non-controlling interest	(988)	(803)	(2,949)	(2,659)

Net loss attributable to non-controlling interest	30	12	89	41
Net loss attributable to partners	$(958)	$(791)	$(2,860)	$(2,618)

Weighted average units outstanding	2,832	2,842	2,833	2,842
Net loss per unit	$(338.28)	$(278.33)	$(1,009.53)	$(921.18)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
For the nine months ended September 30, 2009
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Accumulated other comprehensive gain (loss)	Non-controlling interest	Total

Balance at December 31, 2008	$—	$41,857	$(253)	$1,630	$43,234

Redemptions	—	(28)	—	—	(28)
Net loss (1)	13	(2,873)	—	(89)	(2,949)
Distributions	(13)	(1,239)	—	(218)	(1,470)
Increase in fair value of derivative	—	—	115	—	115

Balance at September 30, 2009	$—	$37,717	$(138)	$1,323	$38,902

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $42 for the nine months ended September 30, 2009. The cumulative curative allocation since inception of the Partnership is $249. The Partnership Agreement provides that no partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss, including non-controlling interest	$(2,949)	$(2,659)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from non-consolidated entities	1,134	1,283
Depreciation and amortization	1,971	1,922
Amortization of above and below market leases, net	(107)	(87)
Amortization of loan acquisition costs	57	56
Bad debt expense	140	—
Decrease in tenant receivables	161	30
Decrease (increase) in accounts receivable	2	(219)
Decrease (increase) in accounts receivable - related party	1,062	(85)
Increase in deferred costs	(59)	(102)
Decrease (increase) in other assets	65	(438)
Increase (decrease) in accounts payable and other liabilities	310	(42)
Increase (decrease) in accounts payable - related party	134	(93)
Increase (decrease) in security deposits	(3)	10
Net cash provided by (used in) operating activities	1,918	(424)

Cash flows from investing activities:
Improvements to real estate	(76)	(282)
Payments received on notes receivable	124	1,428
Payments received on notes receivable - related party	—	1,653
Advances for notes receivable - related party	—	(530)
Investments in non-consolidated entities	(1,099)	(2,103)
Distributions from non-consolidated entities	155	724
Net cash (used in) provided by investing activities	(896)	890

Cash flows from financing activities:
Payments on notes payable	(116)	(108)
Proceeds from notes payable - related party	2,500	—
Optional redemptions	(28)	(23)
Distributions	(1,252)	(4,037)
Distributions to non-controlling interest	(218)	(380)
Net cash provided by (used in) financing activities	886	(4,548)

Net increase (decrease) in cash and cash equivalents	1,908	(4,082)
Cash and cash equivalents, beginning of period	918	5,245
Cash and cash equivalents, end of period	$2,826	$1,163

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$2,273	$2,283
Cash paid during the period for taxes	$23	$65

Supplemental schedule of noncash investing and financing activities:

During the nine months ended September 30, 2009, $75,000 of accounts receivable from one of our non-consolidated entities was reclassified to investment in non-consolidated entities.

During the nine months ended September 30, 2009, $7,000 in accrued interest on notes payable - related party was added to the note balances.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009
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

We commenced our principal operations on June 30, 2005, when we accepted subscriptions for the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum dated April 19, 2005 (the “Offering Memorandum”) and issued the initial 80 limited partnership units (the “Units”). As of October 31, 2006, we had received $71.1 million for the sale of 2,844 Units and closed the offering. At September 30, 2009, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area, one property in which we own a controlling interest comprising approximately 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,141,000 square feet of gross leasable area.

Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended (“Securities Act”), and are not currently listed on a national exchange. These Units will be transferable only if we register them under applicable securities laws (such registration is not expected) or pursuant to an exemption under the Securities Act, and applicable state securities laws. We do not anticipate that any public market for the Units will develop.

Projected cash sources and uses for the Partnership’s 2010 fiscal year indicate certain periods of cash shortfalls within the twelve month period; however, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) potential joint venture equity investments in existing non-consolidated entities (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on disposition of those properties.

During the past several months, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt financing and a virtual shutdown of equity capital markets, particularly in the real estate sector. While we expect to generate sufficient cash flow from operations in 2009 to meet our contractual obligations, a significant additional deterioration in the national economy, or the bankruptcy or insolvency of one or more of our large tenants could cause our 2009 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until cash resources are available. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect partners’ principal. As we have numerous projects that are mid-stream in redevelopment, we are conserving cash from operations to ensure that we have the ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest (see Note 9). Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in Accounting Standards Codification (“ASC”) 810, Consolidation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the ASC as the primary source of authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2008 are derived from our audited financial statements as of that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. All of the leases are accounted for as operating leases and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. We have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete.

Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the nine months ended September 30, 2009 and 2008, there were no percentage rents recognized. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. During the nine months ended September 30, 2009 and 2008, we recognized no lease termination fees.

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

Acquired Properties and Acquired Lease Intangibles - We account for acquisitions of operating properties pursuant to ASC 805, Business Combinations. Accordingly, we allocate the purchase price of the acquired operating properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above (and below) market leases and in-place lease value are recorded as acquired lease intangibles (liabilities) and are amortized as an adjustment to rental income or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods. Premiums or discounts on acquired above and below market debt are amortized to interest expense over the remaining term of such debt.

We expense acquisition costs associated with operating properties as incurred in accordance with ASC 805. Prior to adoption of ASC 805, such costs were capitalized and expensed if and when the acquisition became no longer probable. During the nine months ended September 30, 2009 and 2008, we expensed acquisition costs of $6,000 and $0, respectively. We did not capitalize any interest or taxes during the same periods.

Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the term of lease for tenant improvements.

Properties Held for Sale - Properties will be classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale will be carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of September 30, 2009 and December 31, 2008, we had no properties held for sale.

Impairment - We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. We have not incurred any impairment losses since our inception.

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

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries are included in property expense. As of September 30, 2009 and December 31, 2008, our allowance for uncollectible accounts related to our tenant receivables was $237,000 and $98,000, respectively.

Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

Notes Receivable - Included in notes receivable is a loan made to our joint venture partner that owns a 42.5% interest in our 5433 Westheimer property. Interest accrues monthly at a rate of 15% per annum. Interest payments are due monthly, and the balance of the note and any unpaid interest is due in full on December 31, 2009.

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. Accumulated amortization related to loan acquisition costs as of September 30, 2009 and December 31, 2008 totaled $254,000 and $197,000, respectively. Accumulated amortization related to leasing costs as of September 30, 2009 and December 31, 2008 totaled $88,000 and $55,000, respectively.

INCOME TAXES

Federal - No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax returns filed for tax years beginning on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that ASC 740, Income Taxes, applies to the Texas Margin Tax. For the nine months ended September 30, 2009 and 2008, we recorded tax provisions of approximately $17,000 and $39,000, respectively, for the Texas Margin Tax.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable-related party, notes receivable, accounts payable and other liabilities, accounts payable-related party, notes payable and notes payable – related party. The carrying value of all but the notes payable are representative of their respective fair values due to the short-term nature of these instruments.

In determining the fair value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. Based on these estimates, the fair value of notes payable was $49.7 million and $52.8 million at September 30, 2009 and December 31, 2008, respectively.

NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued an update to ASC 805, Business Combinations, which changes the accounting for business combinations. Under the amended guidance, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the amended guidance on January 1, 2009. Such adoption did not have a material impact on our results of operations, cash flows or financial condition as we did not acquire any properties or entities during the nine months ended September 30, 2009.

In December 2007, the FASB issued an update to ASC810, Consolidation, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. It also requires retroactive adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of ASC810 shall be applied prospectively. Our adoption of the amended guidance caused our partners’ capital to increase as a result of transferring the non-controlling interest in our consolidated subsidiary from the mezzanine section of our balance sheet into equity.

In March 2008, the FASB issued an update to ASC 815, Derivatives and Hedging, which requires enhanced disclosures about an entity’s derivative and hedging activities. Under the amended guidance, an entity is required to provide enhanced disclosures about how and why it uses derivative instruments and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The amended guidance became effective for fiscal years and interim periods beginning after November 15, 2008. Our adoption of this guidance did not have a material impact on the results of our operations or financial position.

In May 2009, the FASB issued ASC 855, Subsequent Events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted ASC 855 in the second quarter of 2009 and evaluated all events or transactions through November 13, 2009. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the Qualified Special Purpose Entity (“QSPE”) concept in SFAS No.166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167.

In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles which became the single source of authoritative nongovernmental U.S. generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. ASC 105 is effective for all quarterly and annual reporting periods ending after September 15, 2009. We adopted the provisions of ASC 105 for the quarter ended September 30, 2009.

CASH AND CASH EQUIVALENTS

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

INTEREST

Interest is charged to interest expense as it accrues. No interest has been capitalized on any consolidated properties since inception of the Partnership.

SEGMENT REPORTING

ASC 280, SegmentRreporting establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We determined that we have one reportable segment with activities related to investing in real estate. Our investments in real estate generate rental revenue and other income through the leasing of multi-tenant retail properties, which comprised 100% of our total consolidated revenues for all periods presented. We evaluate operating performance on an individual property level. However, as each of our properties have similar economic characteristics, tenants and products and services, our properties have been aggregated into one reportable segment.

RECLASSIFICATIONS

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.

3.	INVESTMENTS IN NON-CONSOLIDATED ENTITIES

Since inception, we have made the following investments in five entities through which we own an interest in seven properties:

•

In March 2006, we acquired a 50% interest in 5433 Westheimer, LP which owns an office building with a gross leasable area of approximately 134,000 square feet and a 152-room hotel in Houston, Texas. As noted below, we have since acquired an additional 7.5% interest. The remaining 42.5% is owned by a third party. Construction of the hotel was completed in August, 2009, and we are currently evaluating opportunities to further develop the property.

•

In December 2006, we acquired a 20% interest in PTC/BSQ Holding Company LLC which owns three multi-tenant retail properties located in Plano, Texas with a combined gross leasable area of approximately 396,000 square feet. The remaining 80% is owned by an unaffiliated third party.

•

In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of approximately 325,000 square feet. The remaining 50% is owned by AmREIT Monthly Income & Growth Fund IV, L.P. (“MIG IV”), an affiliate of our General Partner.

•

In August 2007, we acquired a 30% interest in AmREIT Woodlake Square, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of approximately 206,000 square feet. The remaining 70% is owned by affiliated AmREIT entities, MIG IV and AmREIT Realty Investment Corporation (“ARIC”).

•

In November 2007, we acquired a 30% interest in AmREIT Westheimer Gessner, LP which owns Woodlake Pointe a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of approximately 82,000 square feet. The remaining 70% is owned by affiliated AmREIT entities, MIG IV and ARIC. In May 2008, AmREIT Westheimer Gessner, LP acquired an additional tract of land adjacent to Woodlake Pointe for $1.3 million.

•

In November 2008, we acquired an additional 7.5% interest in 5433 Westheimer, LP from our third party, joint-venture partner for $800,000. The remaining 42.5% is owned by that same party. The property is not consolidated into our financial statements as it does not meet all conditions for consolidation outlined in ASC 805, Business Combinations.

We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities (at 100%) is summarized as of and for the three months ended September 30, 2009 and 2008, and nine months ended September 30, 2009 and 2008, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$4,282	$4,933	$13,499	$14,526
Depreciation and amortization	(2,130)	(2,436)	(6,618)	(7,494)
Interest expense	(1,476)	(1,415)	(4,397)	(4,435)
Net loss	$(907)	$(923)	$(2,612)	$(3,376)

DERIVATIVE FINANCIAL INSTRUMENTS

In December 2007, one of our non-consolidated investment entities entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% in order to manage the volatility inherent in its variable-rate mortgage. On October 1, 2008, that interest rate swap was designated as a hedge for financial reporting purposes. In accordance with ASC 820, Fair Value Measurements and Disclosures, changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income. Prior to October 1, 2008, such changes in fair value were recorded as a loss from derivative on the property’s statement of operations. For the nine months ended September 30, 2008, our portion of the loss totaled $125,000 and is included in loss from non-consolidated entities in our consolidated statements of operations. For the nine months ended September 30, 2009, our portion of the increase in fair value totaled $115,000 and is included in accumulated other comprehensive gain (loss) on our consolidated statements of capital.

4.	ACQUIRED LEASE INTANGIBLES

In accordance with ASC 805, Business Combinations, we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 1 year to 14 years. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term, plus any fixed-rate renewal options, if any, which range from 1 year to 14 years. The amortization of above (and below) market leases is recorded as a reduction of (increase in) rental income, and the amortization of in-place leases is included in depreciation and amortization expense. The amortization expense related to in-place leases was approximately $455,000 and $500,000 for the nine months ended September 30, 2009 and 2008, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $41,000 and $48,000 during the nine months ended September 30, 2009 and 2008, respectively. We recorded disposals of acquired lease intangible assets of $34,000 for the nine months ended September 30, 2009 and 2008 related to unscheduled tenant vacancies. Accretion of below-market leases was approximately $137,000 and $142,000 during the nine months ended September 30, 2009 and 2008, respectively. We recorded disposals of acquired lease intangible liabilities of $12,000 and $0 for the nine months ended September 30, 2009 and 2008, respectively, related to unscheduled tenant vacancies.

Acquired in-place and above and below-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	September 30, 2009	December 31, 2008
Acquired lease intangible assets:
In-place leases	$4,462	$4,585
In-place leases - accumulated amortization	(2,598)	(2,232)
Above-market leases	269	278
Above-market leases - accumulated amortization	(176)	(143)
Acquired lease intangibles, net	$1,957	$2,488

Acquired lease intangible liabilities:
Below-market leases	$1,127	$1,161
Below-market leases - accumulated amortization	(759)	(644)
Acquired below-market lease intangibles, net	$368	$517

5.	NOTES PAYABLE

Our outstanding debt consisted entirely of fixed-rate mortgage loans of approximately $50.6 million and $50.7 million at September 30, 2009 and December 31, 2008, respectively. Our mortgage loans are secured by our real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty. Our mortgage loans are due in monthly installments of interest and principal and mature over various terms ranging from September 2011 through January 2036.

As of September 30, 2009, the weighted-average interest rate on our fixed-rate debt is 5.9%, and the weighted average remaining life of such debt is 11.4 years.

As of September 30, 2009, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2009	$40	$—	$40
2010	165	—	165
2011	335	24,455	24,790
2012	183	—	183
2013	196	—	196
Thereafter	299	24,904	25,203
Total	$1,218	$49,359	$50,577

We serve as guarantor on debt in the amount of $21.5 million that is the primary obligation of our wholly-owned subsidiaries. Additionally, we serve as guarantor on debt in the amount of $44.0 million that is the primary obligation of our joint ventures. In conjunction with one such guarantor arrangement, we are required to maintain $3.0 million of liquid assets, as defined by the agreement. During the quarter, we were out of compliance with this liquidity covenant which was cured with the lender during the quarter. We expect that this liquidity requirement will be reduced to $1.5 million of liquid assets as we achieve certain property development conditions as stipulated by the agreement. We believe we will be able to maintain compliance with this covenant in the future, although no assurances can be given. See further discussion of liquidity in Note 1.

Notes Payable – Related Party - In September 2009, we borrowed $2.5 million from affiliates of our General Partner, which matures on December 31, 2009. Of this amount, $1.5 million accrues interest monthly at LIBOR plus a spread of 4.0% with a floor of 7.0%, and the remaining 1.0 million accrues interest monthly at LIBOR plus a spread of 3.0%. The note is secured by our investment interest in the Woodlake Pointe and Woodlake Square properties.

6.	CONCENTRATIONS

As of September 30, 2009 and December 31, 2008, each of our four consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, three of our four properties are located in the Houston metropolitan area. These Houston properties represent 81% and 82% of our rental income for the nine months ended September 30, 2009 and 2008, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base rents generated by our top five tenants during the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine months ended September 30,
Tenant	2009	2008
H-E-B Grocery	$1,069	$1,069
Designer Shoe Warehouse	413	413
Rice Food Markets, Inc.	219	219
Blockbuster Video	168	168
Fidelity Investments	158	158
	$2,027	$2,027

7.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

Our General Partner invested $800,000 as a limited partner and $1,000 as a general partner. We began raising capital in June 2005 and raised approximately $71 million at the time of the offering’s closing in October 2006. The General Partner’s $800,000 investment represents a 1.1% limited partner interest in the Partnership.

Limited Optional Redemption — Our Units were sold pursuant to exemptions from registration under the Securities Act, and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with consent of the General Partner after delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, limited partners who have held their Units for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. During the nine months ended September 30, 2009, we received three redemption requests, two of which were denied in the aggregate amount of $74,000 and one of which was granted in the amount of $28,000. We received and granted one redemption request during the nine months ended September 30, 2008 in the amount of $28,000. All redemption requests that have been granted were paid with cash flows from operations. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash.

Distributions — During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. Our distributions were paid at a rate of 3.0% per annum on invested capital through June 30 2009. We suspended all distribution payments in July, 2009, and do not anticipate reinstating distributions until improvements in the real estate and liquidity markets warrant such payment. All distributions to date have been a return of capital. During the liquidation stage of the Partnership (anticipated to commence in October 2012, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. These affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three and nine month periods ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Type of service	2009	2008	2009	2008
Asset management fees	$154	$154	$463	$463
Property management fees and leasing costs	108	75	275	288
Administrative costs reimbursements	79	79	341	228
	$341	$308	$1,079	$979

In addition to the above fees paid by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the nine months ended September 30, 2009 and 2008, such fees totaled $634,000 and $620,000, respectively. See also Note 3 regarding investments in non-consolidated entities.

9.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

We did not have any real estate acquisitions or dispositions during the nine months ended September 30, 2009 and 2008.

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

Certain information presented in this Quarterly Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and the other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and the Partnership undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results over time.

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

As of September 30, 2009, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area, one property in which we own a controlling interest comprising approximately 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,141,000 square feet of gross leasable area. A majority of our properties are located in highly populated, suburban communities in Texas. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the nine months ended September 30, 2009 and 2008. As of September 30, 2009, our properties had an average occupancy rate of approximately 78% and the average debt leverage ratio of the properties in which we have an investment interest was approximately 58%, with 87% of such debt carrying a fixed rate of interest.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Partnership’s critical accounting policies that the Partnership believes could have the most significant effect on the Partnership’s reported results and require subjective or complex judgments by management is contained in “Item 6. Financial Information – Management’s Discussion and Analysis or Plan of Operation” of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management believes that as of September 30, 2009, there have been no material changes to this information.

Results of Operations

We commenced our principal operations on June 30, 2005, when we accepted subscriptions for the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued the initial 80 Units to investors. During 2005, we acquired a direct interest in a property on September 30, 2005 and acquired an interest in another property on December 12, 2005 through a consolidated joint venture. During 2006, we acquired direct interests in two more properties, one on June 30, 2006 and the other on September 29, 2006. In 2006, we also made investments in three joint ventures through which we obtained an ownership interest in five other properties. In 2007, we made investments in two more joint ventures through which we obtained an ownership interest in two other properties. During 2008, we made an investment in one additional property through an existing joint venture and acquired an additional equity interest in another existing joint venture. As of September 30, 2009, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area, one property in which we own a controlling interest comprising approximately 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,141,000 square feet of gross leasable area.

Our direct property acquisitions were accounted for as purchases and the results of their operations are included in our consolidated financial statements from their respective dates of acquisition. We report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them.

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

Revenue. Revenue decreased approximately $47,000 to $1.6 million for the three months ended September 30, 2009, compared to approximately $1.7 million for the three months ended September 30, 2008. A decrease in common area maintenance (“CAM”) expenses resulted in a corresponding decrease in CAM recoveries billed to our tenants.

General and Administrative. General and administrative expenses decreased approximately $24,000 to approximately $16,000 for the three months ended September 30, 2009, compared to approximately $40,000 for the three months ended September 30, 2008. This decrease was primarily due to a reduction in marketing costs, which were incurred during the second quarter of 2008 but not incurred during 2009.

Interest Income – Related Party. Interest income – related party recorded during the three months ended September 30, 2008, relates to a note receivable from one of our investment properties. The note was paid in full during 2008, and we had no related party notes receivable outstanding during 2009.

Interest and Other Income. Interest and other income decreased approximately $105,000 to approximately $9,000 during the three months ended September 30, 2009, compared to approximately $114,000 for the three months ended September 30, 2008. This decrease resulted primarily from a lower outstanding balance on the note receivable from our joint venture partner on our investment in 5433 Westheimer L.P. (see Note 2 to the consolidated financial statements).

Equity in Losses From Non-Consolidated Entities. Equity in losses from non-consolidated entities increased approximately $86,000 to approximately $473,000 for the three months ended September 30, 2009, compared to approximately $387,000 for the three months ended September 30, 2008. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is due to lower occupancy rates, and thus lower revenues, at Casa Linda resulting from our re-development of that property in 2008 and 2009 and an increase in bad debt expense at Preston Towne Crossing associated with the expected uncollectability of certain tenant receivables.

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

Revenue. Revenue decreased approximately $81,000 to approximately $5.1 million for the nine months ended September 30, 2009, compared to approximately $5.2 million for the nine months ended September 30, 2008. A decrease in CAM expenses resulted in a corresponding decrease in CAM recoveries billed to our tenants.

General and Administrative. General and administrative expenses decreased approximately $53,000 to approximately $75,000 for the nine months ended September 30, 2009, compared to approximately $128,000 for the nine months ended September 30, 2008. This decrease was due to a reduction in insurance costs for directors and officers and a reduction in marketing costs incurred during 2008 but not incurred during 2009.

General and Administrative – Related Party. General and administrative expenses paid to our affiliate increased approximately $113,000 to approximately $341,000 during the nine months ended September 30, 2009, compared to approximately $228,000 for the nine months ended September 30, 2008. This increase was due to an increase in the compensation pool and to an increase in the allocation of those costs during the period to better reflect the level of effort expended by our affiliate’s financial personnel in providing accounting and financial reporting services to us.

Property Expense. Property operating expenses increased approximately $86,000 to approximately $1.4 million during the nine months ended September 30, 2009, compared to approximately $1.3 million for the nine months ended September 30, 2008. This increase was primarily due to an increase in bad debt expense associated with the expected uncollectability of certain tenant receivables, offset slightly by a decrease in CAM expenses.

Property Management Fees – Related Party. Property management fees to our affiliate increased approximately $31,000 to approximately $217,000 for the nine months ended September 30, 2009, compared to approximately $186,000 for the nine months ended September 30, 2008. Property management fees are calculated based on tenant billings. This increase is primarily due to 2008 expense recoveries that were billed to tenants during the first quarter of 2009. Such fees billed during the first quarter of 2008 were less as the CAM billings during 2007 more closely approximated the actual fees incurred during 2007.

Legal and Professional Fees. Legal and professional fees decreased approximately $188,000 to approximately $150,000 during the nine months ended September 30, 2009, compared to approximately $338,000 for the nine months ended September 30, 2008. This decrease is primarily due to fees incurred in the first quarter of 2008 related to an audit of one of our investment properties that was required during 2008. This audit was not required in subsequent periods.

Depreciation and Amortization Expense. Depreciation and amortization expense increased approximately $49,000 to approximately $2.0 million during the nine months ended September 30, 2009, compared to approximately $1.9 million for the nine months ended September 30, 2008. This increase was primarily due to write-offs of tenant improvements and acquired lease intangibles due to tenant vacancies during the first quarter of 2009.

Interest Income – Related Party. Interest income – related party recorded during the nine months ended September 30, 2008 relates to a note receivable from one of our investment properties. The note was paid in full during 2008, and we had no related party notes receivable outstanding during 2009.

Interest and Other Income. Interest and other income decreased approximately $319,000 to approximately $35,000 during the nine months ended September 30, 2009, compared to approximately $354,000 for the nine months ended September 30, 2008. This decrease resulted primarily from a lower outstanding balance on the note receivable from our joint venture partner on our investment in 5433 Westheimer L.P. (see Note 2 to the consolidated financial statements).

Equity in Losses From Non-Consolidated Entities. Equity in losses from non-consolidated entities decreased approximately $149,000 to approximately $1.1 million for the nine months ended September 30, 2009, compared to approximately $1.3 million for the nine months ended September 30, 2008. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decreased loss is due primarily to a loss recorded by our Woodlake Square property during 2008 due to changes in fair value of its interest rate swap. The interest rate swap was designated as a hedge on October 1, 2008. The net change in fair value subsequent to October 1, 2008 is reported through accumulated other comprehensive income.

Margin Tax Expense. Margin tax expense decreased approximately $22,000 to approximately $17,000 for the nine months ended September 30, 2009, compared to approximately $39,000 for the nine months ended September 30, 2008. This decrease is due to a margin tax refund received during 2009 related to overpayment of 2008 taxes.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest increased approximately $48,000 to approximately $89,000 for the nine months ended September 30, 2009, compared to approximately $41,000 for the nine months ended September 30, 2008. This increase was primarily due to an increase in the loss recorded at our Lake Houston property resulting from decreased revenues and write-off of intangible costs related to a tenant that vacated the property during 2009.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements with cash on hand, through net cash provided by property operations and through financing activities. We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We have no material refinancing obligations over the next twelve months.

As of September 30, 2009 and December 31, 2008, our cash and cash equivalents totaled approximately $2.8 million and $918,000, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Nine months ended September 30,
	2009	2008
Operating activities	$1,918	$(424)
Investing activities	(896)	890
Financing activities	886	(4,548)

Net cash flows provided by operating activities increased approximately $2.3 million to inflows of approximately $1.9 million for the nine months ended September 30, 2009 compared to outflows of approximately $424,000 for the nine months ended September 30, 2008. This increase in cash flows provided by operating activities was primarily due to an increase in working capital cash flows of approximately $2.6 million which was driven by an increase in cash received from tenants, payments received on accounts receivable – related party and a decrease in cash paid for escrow deposits and accounts payable and other liabilities.

Net cash flows provided by investing activities decreased approximately $1.8 million to net cash outflows of approximately $896,000 for the nine months ended September 30, 2009 compared to net cash inflows of approximately $890,000 for the nine months ended September 30, 2008. This decrease is primarily due to a decrease in payments received on notes receivable and notes receivable – related party of approximately $1.3 million and $1.7 million, respectively. Also, cash investments in non-consolidated entities decreased approximately $1.0 million during the period.

Net cash flows used in financing activities decreased approximately $5.4 million to inflows of approximately $886,000 for the nine months ended September 30, 2009 compared to outflows of approximately $4.5 million for the nine months ended September 30, 2008. This decrease was primarily due to a reduction in distributions of approximately $2.8 million as we reduced our distribution rate in December 2008, and subsequently suspended all distributions in July 2009. We also received $2.5 million in proceeds from notes payable – related parties during 2009.

We serve as guarantor on debt in the amount of $21.5 million that is the primary obligation of our wholly-owned subsidiaries. Additionally, we serve as guarantor on debt in the amount of $44.0 million that is the primary obligation of our joint ventures. In conjunction with one such guarantor arrangement, we are required to maintain $3.0 million of liquid assets, as defined by the agreement. During the quarter, we were out of compliance with this liquidity covenant which was cured with the lender during the quarter. We expect that this liquidity requirement will be reduced to $1.5 million of liquid assets as we achieve certain property development conditions as stipulated by the agreement. We believe we will be able to maintain compliance with this covenant in the future, although no assurances can be given.

Projected cash sources and uses for the Partnership’s 2010 fiscal year indicate certain periods of cash shortfalls within the twelve month period; however, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) potential joint venture equity investments in existing non-consolidated entities (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on disposition of those properties.

During the past several months, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt financing and a virtual shutdown of equity capital markets, particularly in the real estate sector. While we expect to generate sufficient cash flow from operations in 2009 to meet our contractual obligations, a significant additional deterioration in the national economy or the bankruptcy or insolvency of one or more of our large tenants could cause our 2009 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until cash resources are available. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect investors’ invested capital. As we have numerous projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2009. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 13, 2009

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