Form 10-K
period 2009-12-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2010-03-10
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-52619

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD.

(Name of Registrant as specified in its charter)

Texas	20-2964630
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8 Greenway Plaza, Suite 1000
Houston, TX	77046
(address of principle executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 850-1400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

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
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.             ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $70,800,000.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

          In this Annual Report on Form 10-K (“Annual Report”), all references to “we”, “our”, and “us” refer collectively to AmREIT Monthly Income & Growth Fund III, LTD and its subsidiaries, including joint ventures.

          Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “predict,” “believe,” “potential,” “continue” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Registration Statement is filed with the Securities and Exchange Commission, which we refer to as the SEC. We make no representation or warranty, express or implied, about the accuracy of any such forward-looking statements contained in this Registration Statement, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

          For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

PART I

ITEM 1.	BUSINESS

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

          We commenced our principal operations on June 30, 2005, when we raised the minimum offering of $2.0 million pursuant to the terms of a private placement memorandum dated April 19, 2005, which we refer to as the Offering Memorandum or Offering, and issued our initial 80 limited partnership units, or Units. As of October 31, 2006, we had received approximately $71.1 million for the sale of 2,844 Units and closed the Offering. We refer to the holders of our Units as Limited Partners.

          On April 30, 2007 we filed a Form 10-SB with the United States Securities and Exchange Commission, or SEC, to register our Units pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We are subject to the registration requirements of Section 12(g) of the Exchange Act because the aggregate value of our assets exceeds applicable thresholds and the Units of record are held by 500 or more persons. As a result of our obligations to register our securities with the SEC under the Exchange Act, we are subject to the requirements of the Exchange Act rules, including the filing of this Annual Report.

          Our general partner is AmREIT Monthly Income & Growth III Corporation, a Texas corporation and subsidiary of AmREIT, Inc. (“AmREIT”), an SEC reporting, non-traded Maryland corporation that has elected to be taxed as a real estate investment trust. We refer to AmREIT Monthly Income & Growth III Corporation as the General Partner. AmREIT and its predecessors have sponsored and advised 18 partnerships formed for the purpose of investing in properties during their 26-year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement, which we refer to as the Partnership Agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units. Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of the properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under the Partnership Agreement. Our General Partner has invested $1,000 in us for its general partner interest and has invested $800,000 in us for Limited Partner Units. We refer to our General Partner and our Limited Partners collectively as the Partners.

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

          As of December 31, 2009, our investments included three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area, one property in which we own a controlling interest through a joint venture comprising approximately 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area. A majority of our properties are located in highly populated, suburban communities in Texas. As of December 31, 2009, these properties were 78% leased. We acquired all of these properties subsequent to our formation.

          The following is a summary of the eleven properties in which we owned an interest as of December 31, 2009.

Property	Location	Square Footage	Percent Owned	Annualized Gross Base Rent (1)

Market at Lake Houston (3)	Houston	101,799	60.0	$1,497,000
Lantern Lane	Houston	79,462	100.0	1,445,000
Olmos Creek	San Antonio	102,178	100.0	958,000
Westside Plaza	Houston	43,021	100.0	1,075,000
Berkeley Square (4)	Dallas	125,333	20.0	1,820,000
Casa Linda Plaza (4)	Dallas	324,569	50.0	3,268,000
Preston Park Gold (4)	Dallas	101,096	20.0	604,000
Preston Towne Crossing (4)	Dallas	169,844	20.0	2,779,000
Woodlake Pointe (2)(4)	Houston	82,120	30.0	834,000
Woodlake Square (2)(4)	Houston	205,522	30.0	1,759,000
5433 Westheimer (4)	Houston	133,881	57.5	1,375,000
Totals		1,468,825		$17,414,000

(1)

Annualized gross base rent represents base rents in place on leases with rent having commenced as of December 31, 2009 and does not reflect straight-line rent or other adjustments required under generally accepted accounting principles.

(2)	Property is planned for redevelopment.

(3)	Property is 60% owned through a joint venture and is consolidated in our financial statements.

(4)	Property is owned through a joint venture that is not consolidated in our financial statements.

          See “Item 2. Properties” for a more detailed description of our investments in properties.

Investment Objectives

          Our investment objectives are:

•	to preserve and protect our Limited Partners’ capital contributions;

•	to provide cash distributions to our Partners through the operation of our properties; and

•	to add value to our properties in which we have invested during our operating period and to realize appreciation upon the ultimate sale of such properties.

Investment Strategy

          We were formed to acquire, develop and operate a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. We will seek to maximize our income and capital growth during our operating period by (1) selling approximately 50% of our properties when appropriate and reinvesting the net sales proceeds into additional properties (we refer to this process as Active Management), and (2) owning the remaining properties as income-producing assets during our entire operating period. Our operating period will continue until October 31, 2012. The operating period may be extended to October 31, 2014 only with the consent of the majority of Units held by our Limited Partners. At the end of our operating period, the General Partner will begin an orderly liquidation of our properties and will distribute the net proceeds from liquidation to our Partners. If our General Partner does not diligently pursue the liquidation of our properties at the end of our operating period, it will forfeit its $800,000 investment in Units.

          Equity Allocation

          As of December 31, 2009, we had invested substantially all of the net proceeds of the Offering in real properties. We have invested approximately 55% of our capital in existing commercial shopping centers, primarily multi-tenant properties and mixed-use properties. Approximately 45% of our capital is invested in the development and redevelopment of commercial shopping centers, consisting primarily of multi-tenant and mixed-use developments and, to a lesser degree, single-tenant developments. However, if our General Partner determines that the risk/return dynamic of the development investment activities or the acquisition of existing retail centers dramatically improves or declines, our capital will be reallocated accordingly.

          Investments in Properties with Operating Histories

          We have invested approximately 55% of our capital in existing shopping centers leased to high quality tenants, consisting primarily of multi-tenant centers and mixed-use properties. These investments are primarily shopping centers that are grocery-anchored, strip center, mixed-use or lifestyle properties whose tenants consist of national, regional and local retailers. Our grocery-anchored shopping centers are anchored by an established grocery store operator in the region. Our other shopping centers are typically leased to national and regional tenants, as well as a mix of local and value retailers. Our lifestyle centers are typically anchored by a combination of national and regional tenants that provide customer traffic and tenant draw for specialty and restaurant tenants that support the local consumer. We also own shopping centers that are leased to national drug stores, national restaurant chains, national value-oriented retail stores and other regional and local retailers.

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

          Development and Redevelopment Properties

          We have invested approximately 45% of our capital in development and redevelopment properties, either directly or indirectly through joint ventures. Of the eleven properties in which we currently own an interest, we have initiated plans to redevelop Woodlake Square and Woodlake Pointe. During 2009, we completed the redevelopment of Casa Linda Plaza. The amount of equity committed to development and redevelopment projects is generally between 25% and 100% of the total cost of the project, with the remaining costs being funded through lines of credit, construction financing or other property level mortgage financing. We work closely with local development partners in these transactions throughout the development process.

          During 2009, we completed redevelopment of our 5433 Westheimer into a mixed-use property. The new development has a retail, office and hospitality component. We may acquire additional properties that have mixed-use characteristics or we may redevelop some of our exiting properties to introduce mixed-use characteristics. We anticipate that our future investments in mixed-use developments will have a retail component and may also include office, residential, entertainment and hospitality components. Our General Partner will analyze the market surrounding each mixed-use development to determine the optimal mix of retail to non-retail components. We will develop in locations that provide limited competition, quality location and strong market fundamentals. We intend to commence the leasing process before construction.

          AmREIT Construction Company, an affiliate of our General Partner, has historically provided construction and construction management services for our redevelopment projects. During 2008, AmREIT Construction Company ceased providing these and completed all of its work in progress during 2009. We may engage in the future AmREIT Realty Investment Corporation (“ARIC”), also an affiliate of our General Partner, for construction management services. In these cases, such services are provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.

          Each of our development and redevelopment projects has and will have a project manager assigned to ensure all necessary functions are performed. The project manager is responsible for coordinating all phases of the project, including the feasibility study of each project prior to the commencement of development and much of the pre-development work. Each development also has a construction manager who is responsible for coordinating all the outsourced trades including architectural, engineering, environmental and construction contractors. The construction manager will be an employee of ARIC in the event that ARIC is providing construction management services to a development project. The project and construction managers are jointly responsible for the preparation and adherence to the development budgets. Capital inflows and outflows are carefully tracked and compared against budgets. Actual cost versus budget reports are prepared on a monthly basis for review by various parties including the development team, management team and lenders. The project and construction managers work in unison to ensure each project is built within budget and on a timely basis.

          We may place our capital in certain, at-risk situations to secure land our General Partner deems suitable for development. We will utilize methods such as purchase agreements and/or options to tie up development properties. Such commitments may not necessarily result in the eventual acquisition of a land site as we may elect to forfeit funds after completing our due diligence.

          Location of Properties

          We seek investments in properties located throughout the United States, with a primary focus on markets with increasing population growth and urban density. As a result of our General Partner’s experience in developing, acquiring and managing retail real estate in Texas metropolitan markets, each of the eleven properties in which we currently own an interest is located in Texas. The economies of the Texas metropolitan markets where we own investments will have a significant impact on our cash flow and the value of our properties. Although a downturn in the economies of these metropolitan areas could adversely affect our business, general retail and grocery anchored shopping centers that provide necessity-type items tend to be less sensitive to macroeconomic downturns.

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

          Our General Partner is not required to obtain an appraisal in connection with an acquisition, although it is anticipated that, if third-party financing is being provided by a commercial lender, such lender will obtain an independent appraisal.

          Real Estate Fundamentals

          Our General Partner believes that sound real estate fundamentals will allow us to attract the best tenants and produce the best results for our real estate portfolio. Our General Partner believes that factors such as corner locations, high automobile traffic counts, high populations, high household incomes and limited opportunities for competition produce favorable conditions for the success of the tenant and the retail property. Corner locations traditionally offer favorable access because these locations can access traffic in all directions. High traffic passing a retail property provides maximum exposure for retail tenants. A high population base surrounding a retail property provides a large consumer base for a tenant’s business. Areas that have high household income have more disposable income that is less affected by economic cycles. Locations that have few opportunities for new retail properties offer a limited supply of space and thus have the best likelihood of growing rental rates. Although a shopping center seldom offers all of these factors, our General Partner will use these criteria to measure the quality and relative value of opportunities relative to others in evaluating each proposed real estate investment.

          Our General Partner also believes that its ability to obtain locations near national commercial tenants such as Wal-Mart, Home Depot and Target, which are major traffic generators for other commercial tenants, should enable us to attract brand name, high quality tenants.

Tenant Quality and Monitoring

          We seek to attract high quality tenants for our properties. A tenant will be considered “high quality” if, at the time of acquisition or leasing, the tenant has a regional or national presence, operating history of 10 or more years and a net worth in excess of $50 million. When available, our General Partner will rely on national credit rating agencies such as Standard & Poor’s to assist in such determination. If public data is not available, our General Partner will rely on its experience, its own credit analysis and resources provided by its lenders to qualify a prospective tenant.

          If a tenant has a public debt rating, we will seek tenants that have (i) a debt rating by Moody’s of Baa3 or better or a credit rating by Standard & Poor’s of BBB- or better or (ii) a guaranty for its payments under the lease by a guarantor with a debt rating by Moody’s of Baa3 or a credit rating by Standard & Poor’s of BBB- or better.

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

Net Leases

          We typically enter into net leases with our tenants. “Net leases” are leases that typically require that tenants pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple net, double net and bondable. Triple net and bondable leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. Double net leases typically require the landlord to be responsible for the roof and structure of the building while the tenant is responsible for all remaining expenses associated with the real estate. Since each lease is an individually negotiated contract between two or more parties, each contract will have different obligations for both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property, and we will have limited ability to revise the terms of leases for those tenants.

          Our leases have terms that vary. We have acquired and may in the future acquire properties under which the lease terms have partially run. We evaluate the lease term risk based on criteria such as whether the property is in an attractive location, difficult to replace or has other significant favorable real estate attributes. Our leases generally require our tenants to pay a predetermined annual base rent. Some of our leases contain provisions that increase the amount of base rent payable at points during the lease term and/or provide for percentage rent that can be calculated by a number of factors. In addition, our leases generally require that each tenant pay the cost of the liability insurance covering the property or provide such coverage. The third-party liability coverage will insure, among others, us, our General Partner, and any entity formed by us to hold the property. Our leases generally require that each tenant obtain, at its own expense, property insurance naming the above parties as an insured party for fire and other casualty losses in an amount that generally equals the full replacement value of such property. Our tenants are generally required to obtain our General Partner’s approval of all such insurance.

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

          We may enter into sale and leaseback transactions under which we will purchase a property and lease the property back to the seller.

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

          We may invest in additional properties through joint ventures with third-party developers and real estate investors, including our General Partner, its affiliates and entities owned or managed by its affiliates. Such joint ventures may include investments in limited liability companies or other co-ownership arrangements whose purpose is the acquisition or improvement of the properties. Our General Partner and its affiliates may provide services to the joint venture, including, but not limited to, acquisition, development, management, leasing and/or real estate disposition services. Our current joint venture investments contain, and we will not enter into future joint venture investments unless they contain, the following features:

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

Disposition Policies

          Operating Period

          During our operating period, our General Partner intends to hold our properties until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. We have not yet sold any of our properties. We anticipate that we will hold 50% of our properties as income-producing assets during our entire operating period. We intend to sell the other 50% of our properties during favorable market conditions, and we will then reinvest the net proceeds in additional properties. When deciding whether to sell properties during our operating period, our General Partner will consider factors such as potential capital appreciation, cash flow, the availability of other attractive investment opportunities and federal income tax considerations.

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

          Liquidation Period

          Our General Partner will in good faith actively market for sale all of our properties other than those in the development or redevelopment stage and commence an orderly Partnership liquidation on or before October 31, 2012. Properties in the development or redevelopment stage at the end of the operating period will be marketed for sale upon completion. The operating period may be extended to October 31, 2014 only with the consent of Limited Partners owning a majority of the outstanding Units. If our General Partner does not take all commercially reasonable efforts to diligently pursue the portfolio sale and liquidation on our behalf as described above, it shall forfeit its $800,000 investment in our Units.

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

          We generally finance the acquisition of properties pursuant to new financing or assumption of existing indebtedness. We may refinance one of our properties after it has increased in value or when more favorable terms are available, thereby allowing us to retain such property and, at the same time, generate distributions to our Partners, enable us to engage in renovation or remodeling activities, or make further acquisitions. We may incur debt for expenditures related to our properties, including expenses to facilitate the sale or pay of capital expenditures. We may not incur indebtedness (or any refinancing thereof) to acquire or improve properties in an amount greater than 75% of our cash and cash equivalents plus the market value of our portfolio based on a cap rate approach applied to the net operating income of the property, with a target of 60% of the value of our assets.

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

          Interests in Other Real Estate Programs

          AmREIT sponsors and manages real estate programs and ventures. The existing entities that our General Partner’s management also manages and which have similar investment objectives and may compete with us are AmREIT Income & Growth Fund, Ltd., AmREIT Monthly Income & Growth Fund, Ltd., AmREIT Monthly Income and Growth Fund II, Ltd., AmREIT Monthly Income and Growth Fund IV, L.P. and AmREIT. In addition to identifying, originating and effecting property acquisitions and development projects for us, our General Partner’s management and its affiliates will continue to acquire and develop real estate for the account of other affiliated and unaffiliated investors. Conflicts of interest with our General Partner’s management may arise in its allocating opportunities between us and other programs, particularly where our General Partner’s profit or loss interest in such other investment is different than our General Partner’s interest in the Partnership.

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

          Leasing Agents

          Our General Partner retains the services of affiliated leasing agents to lease the properties in which we have invested. Because these leasing agents provide similar services to affiliates of our General Partner, including AmREIT, they face conflicts of interest if they are seeking to lease our properties and similar properties of its affiliates at the same time. In such an event, the affiliated leasing agent will seek to mitigate any potential conflict by presenting a potential tenant with all of the available properties so that the potential tenant can select the property with the size, rent, location and other characteristics most suitable to its needs.

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

          Sale of Properties

          Our General Partner actively manages our Actively Managed properties during the operating period. During the operating period, our General Partner will sell our properties from time to time to third-party real estate investors. Our General Partner may receive compensation in the form of a brokerage commission for the work performed in the sale of the properties. Because there is potential for our General Partner to earn a brokerage commission on each property sale, there is a conflict of interest in that our General Partner may sell a property simply to earn a brokerage commission, even if it is not in our best interests or the best interests of the Limited Partners.

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

          Transactions with Affiliates

          We may, from time to time, sell some of our properties to AmREIT. As a result of the inherent conflict in such a sale, we will only sell a property to AmREIT if they agree to pay the market value or the amount of a bona fide final third-party offer for that property. See “Item 1. Business – Disposition Policies – AmREIT’s Purchase

Rights” for a more detailed description of AmREIT’s rights. In addition, we may borrow money from AmREIT or its affiliates. Although our General Partner will only approve an affiliated borrowing transaction if, in the exercise of its fiduciary duties, it determines that the terms are fair and reasonable and no less favorable to us than comparable loans between unaffiliated third parties, our General Partner could face conflicts of interest in connection with such a transaction that may not be resolved in the best interests of our Limited Partners.

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

          Affiliated Property Manager and Construction Manager

          ARIC, an affiliate of our General Partner, performs property management services for all of the properties in which we have an interest and may provide property management services for properties in which we acquire an interest in the future. ARIC is a wholly-owned subsidiary of AmREIT and the officers of our General Partner are also officers of ARIC. As a result, we might not always have the benefit of independent property management to the same extent as if our General Partner and the property manager were unaffiliated. In addition, given that ARIC is an affiliate of our General Partner, any agreements with ARIC are not negotiated at arm’s-length as they would between unrelated parties.

          AmREIT Construction Company, an affiliate of our General Partner, has historically provided construction and construction management services for certain of our development and redevelopment projects. AmREIT Construction Company completed our Westside Plaza and Casa Linda redevelopment project in 2007 and 2009, respectively. During 2008, AmREIT Construction Company ceased providing these general contracting services. We may engage ARIC in the future for construction management services. As a result of us using AmREIT Construction Company for these services, we have not had the benefit of independent construction management to the same extent as if AmREIT Construction Company was unaffiliated. Since ARIC is an affiliate of our General Partner, we do not have the benefit of arm’s-length negotiation of any contracts we enter into with ARIC that would apply between unrelated parties.

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

          Tax Matters Partner

          In the event of an audit of our federal income tax returns by the Internal Revenue Service (“IRS”), it is possible that the interests of our General Partner in such an audit could become inconsistent with or adverse to the interests of the Limited Partners. Our expenses in contesting any such audit may reduce the amount of cash available for distribution. Further, our General Partner, who is primarily responsible for contesting federal income tax adjustments proposed by the IRS, may be subject to various conflicts of interest in connection with the negotiation and settlement of issues raised by the IRS in a federal income tax audit.

Employees

          We have no employees. Our affairs are managed by our General Partner and our General Partner and its affiliates provide services to us related to acquisitions, property management, accounting, investor relations and other administrative services. We are dependent upon our General Partner and its affiliates for these services.

          See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for discussion of our compensation arrangements.

Insurance

          We believe that our properties are adequately insured.

Competition

          As we purchase properties for our portfolio, we are in competition with other potential buyers, including our affiliates, for the same properties. As a result, we may either have to pay more to purchase the property than we would if there were no other potential acquirers or locate another property that meets our investment criteria. Although our retail properties have an average occupancy of 78%, and we have acquired, and intend to continue to acquire, properties subject to existing leases, the leasing of real estate is highly competitive, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for their properties.

Concentration of Credit Risk

          We have geographic concentration in our property holdings. In particular, as of December 31, 2009, all of our properties were located in Texas. We have tenant concentration in our properties. Rental income generated from H-E-B Grocery and Designer Shoe Warehouse represented 29% and 11% of our 2009 rental income, respectively.

Compliance with Governmental Regulations

          Under various federal and state environmental laws and regulations, as an owner or operator of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at our properties. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contaminations at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. We could also be liable under common law to third parties for damages and injuries resulting from environmental contamination coming from our properties.

          All of our properties are acquired subject to satisfactory Phase I environmental assessments, which generally involve the inspection of site conditions without invasive testing such as sampling or analysis of soil, groundwater or other media or conditions; or satisfactory Phase II environmental assessments, which generally involve the testing of soil, groundwater or other media and conditions. Our General Partner may determine that we will acquire a property in which a Phase I or Phase II environmental assessment indicates that a problem exists and has not been resolved at the time the property is acquired, provided that (A) the seller has (1) agreed in writing to indemnify us and/or (2) established an escrow account with predetermined funds greater than the estimated costs to remediate the problem; or (B) we have negotiated other comparable arrangements, including, without limitation, a reduction in the purchase price. We cannot be sure, however, that any seller will be able to pay under an indemnity we obtain or that the amount in escrow will be sufficient to pay all remediation costs. Further, we cannot be sure that all environmental liabilities have been identified or that no prior owner, operator or current occupant has created an environmental condition not known to us. Moreover, we cannot be sure that (1) future laws, ordinances or regulations will not impose any material environmental liability or (2) the current environmental condition of our properties will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us.

ITEM 1A.	RISK FACTORS

          Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          Not applicable.

ITEM 2.	PROPERTIES

Overview

          During the period from April 19, 2005 (inception) to December 31, 2009, we acquired interests in eleven properties. We directly own three properties and have investments in eight properties through joint venture arrangements. We have included a description of the types of real estate in which we have invested and will invest, and a summary of our investment policies and limitations on investment and the competitive conditions in which we operate under “Item 1. Business” above. We believe our properties are suitable for their intended use and are adequately insured.

          As of December 31, 2009, we owned interests in the following properties, all of which are located in Texas:

Property	Location	Square Footage	Percent Owned	Annualized Gross Base Rent (1)	Percentage of Total Annualized Gross Base Rent (1)

Market at Lake Houston (2)	Houston	101,799	60.0	$1,497,000	8.6
Lantern Lane	Houston	79,462	100.0	1,445,000	8.3
Olmos Creek	San Antonio	102,178	100.0	958,000	5.5
Westside Plaza	Houston	43,021	100.0	1,075,000	6.2
Berkeley Square (3)	Dallas	125,333	20.0	1,820,000	10.4
Casa Linda Plaza (3)	Dallas	324,569	50.0	3,268,000	18.8
Preston Park Gold (3)	Dallas	101,096	20.0	604,000	3.5
Preston Towne Crossing (3)	Dallas	169,844	20.0	2,779,000	15.9
Woodlake Pointe (3)	Houston	82,120	30.0	834,000	4.8
Woodlake Square (3)	Houston	205,522	30.0	1,759,000	10.1
5433 Westheimer (3)	Houston	133,881	57.5	1,375,000	7.9
Totals		1,468,825		$17,414,000	100.0

(1)

Annualized gross base rent represents base rents in place on leases with rent having commenced as of December 31, 2009 and does not reflect straight-line rent or other adjustments under generally accepted accounting principles.

(2)	Property is 60% owned through a joint venture which is consolidated in our financial statements.

(3)	Property is owned through a joint venture that is not consolidated in our financial statements.

Description of Our Real Estate Investments

          Westside Plaza

          On September 30, 2005, we purchased a 100% interest in the Westside Plaza property, a 43,021 square foot retail shopping center located in Houston, Texas. The property was purchased from an unaffiliated third-party. We used proceeds from the Offering and assumed two 20-year mortgage loans to fund the acquisition of the Westside Plaza property. The first loan in the amount of $10.2 million bears an annual interest rate of 5.62% and had an outstanding principal balance of $9.6 million as of December 31, 2009. The second loan in the amount of $640,000 bears an annual interest rate of 12.75% and had an outstanding principal balance of $636,000 as of December 31, 2009.

          The Westside Plaza property was 100% leased at December 31, 2009 and is anchored by Designer Shoe Warehouse which occupies 24,500 square feet and has a lease scheduled to expire in July 2010. Fadi’s restaurant is another major tenant and occupies 5,125 square feet with a lease scheduled to expire in January 2012. We completed the redevelopment of the property by adding aesthetic enhancements during 2007.

          The Market at Lake Houston

          On December 12, 2005, through a joint venture arrangement with an affiliate of our General Partner, AmREIT Monthly Income & Growth Fund, Ltd., we acquired a 60% interest in The Market at Lake Houston property, a 101,799 square foot retail shopping center located in Houston, Texas. Our joint venture partner owns the other 40% interest in the joint venture. The property was purchased from an unaffiliated third-party. We used proceeds from the Offering and obtained a 30-year mortgage loan to fund the acquisition of The Market at Lake Houston property. The loan was in the amount of $15.7 million, bears an annual interest rate of 5.75% and is interest-only until January 1, 2016.

          This property was 97% leased as of December 31, 2009. H-E-B Grocery is the largest tenant occupying 80,641 square feet with a lease scheduled to expire February 2017. We acquired this property with the expectation that it would provide a stable stream of rental income. We have no plans to renovate or redevelop The Market at Lake Houston property.

          5433 Westheimer

          On March 31, 2006, through a special purpose entity, 5433 Westheimer, LP, we purchased a 50% interest in the 5433 Westheimer property, a 133,881 square foot, 11 story office building located in Houston, Texas. Our joint venture partner, Songy Partners, purchased the other 50% interest in the joint venture. The property was purchased from an unaffiliated third-party. We acquired our interest in the 5433 Westheimer property with proceeds from the Offering. In January 2008, we mortgaged our interest in this property with a $32.9 million, three-year variable-rate loan with a third-party lender. We have the option to extend the maturity date of the loan an additional year. The loan bears interest at LIBOR plus a spread of 1.70%. The office building was 55% leased as of December 31, 2009. Prosperity Bank is the largest tenant occupying 17,185 square feet with a lease scheduled to expire in May 2011. We acquired this property with the intent to redevelop the site into a mixed use complex with retail shopping, office, and hospitality components. We extended a loan in the amount of approximately $7.0 million to 5433 Westheimer, LP in March 2006 in connection with our plans for redeveloping the site. This loan had a variable interest rate of LIBOR plus 2%. During 2008, the property was refinanced with a third-party lender. In conjunction with that refinancing, the lender required an additional equity contribution of $7.0 million. This requirement was satisfied through conversion of our $7.0 million loan to an equity interest in the property. We established a note receivable with our joint venture partner for its portion of the additional equity contribution ($3.5 million). In November 2008, we converted $800,000 of that note into an additional 7.5% equity interest in the property. The balance of the note was paid in full during 2009, however, the property is not consolidated into our financial statements as it does not meet all conditions for consolidation outlined in Accounting Standards Codification (“ASC”) 805 Business Combinations. We completed redevelopment of the office building and construction of a 152-room hotel in October 2009 at a total cost of approximately $31.7 million. The majority of these costs were incurred during 2009.

          Olmos Creek

          On June, 30, 2006, through our wholly-owned special purpose entity, AmREIT Olmos Creek, LP, we purchased a 100% interest in the Olmos Creek property, a 102,178 square foot retail shopping center located in San Antonio, Texas. The property was purchased from an unaffiliated third-party. We used proceeds from the Offering to fund the acquisition of Olmos Creek. Subsequent to the acquisition, we obtained a 10-year interest-only mortgage loan in the amount of $11.2 million that bears an annual interest rate of 6.02%. As of December 31, 2009, the property was 92% leased. Major tenants include H-E-B Grocery as the largest tenant occupying 55,513 square feet, Blockbuster, Subway, UPS Store and Edward Jones. Additionally, we have ground leases with Compass Bank through May 2017 and McDonald’s through June 2017. We acquired this property with the expectation that it would provide a stable stream of rental income. We currently do not have plans to renovate or redevelop the Olmos Creek property.

          During 2006, we sold a parcel of the Olmos Creek property to an unaffiliated third-party for $775,000. We paid our General Partner $25,000 in real estate brokerage commissions on the sale.

          Lantern Lane

          On September 29, 2006, through our wholly-owned special purpose entity, AmREIT Lantern Lane, LP, we purchased a 100% interest in the Lantern Lane property, a 79,462 square foot retail shopping center located in Houston, Texas. The property was purchased from an unaffiliated third-party. We used proceeds from the Offering and obtained a 5-year interest-only mortgage loan in the amount of $13.4 million that bears an annual interest rate of 6.0% to fund the acquisition of the Lantern Lane property.

          The property was 96% leased at December 31, 2009. Rice Food Market, Inc. is the largest tenant occupying 21,450 square feet with a lease scheduled to expire in January 2013. We acquired this property with the expectation that it would provide a stable stream of rental income and have no plans to redevelop the property.

          Properties in Plano, Texas Owned Through a Joint Venture with an Affiliate of JPMorgan

          Through our investment in PTC/BSQ Holding Company LLC (“PTC/BSQ”), we purchased a 20% interest in Preston Towne Crossing, Berkeley Square and Preston Park Gold. The joint venture, 80% owned by JPMorgan Asset Management, acquired each of these shopping centers from unrelated third parties. These retail centers, further described below, are adjacent to one another in Plano, Texas, and total 396,273 square feet. Preston Park Gold was acquired by PTC/BSQ on November 15, 2006 while Preston Towne Crossing and Berkeley Square were both acquired on December 7, 2006.

          Preston Park Gold. The 101,096-square-foot Preston Park Gold, which is the former Target/Vineyard Antique Mall building, is located between Preston Towne Crossing and Berkeley Square and was retrofitted in 2007.

          Major tenants of the Preston Gold property include Gold’s Gym which occupies 49,427 square feet and Chair King which occupies 27,438 square feet. Leases for these tenants are scheduled to expire in October 2024 and June 2017, respectively. The property was redeveloped in order to increase value and construction was completed in July 2007. The property is unencumbered and was 83% occupied as of December 31, 2009.

          Preston Towne Crossing and Berkeley Square. The 169,844-square-foot Preston Towne Crossing and the 125,333-square-foot Berkeley Square were 84% and 87% occupied, respectively at December 31, 2009 and are located on 35 acres at the northeast corner of Preston Road and West Park Boulevard in Plano. PTC/BSQ assumed mortgage loans in the amount of $22.4 million and $18.1 million encumbering Preston Towne Crossing and Berkeley Square, respectively. Each of the loans matures in January 2012. The Preston Towne Crossing loan bears interest at 5.83% and had a balance of $21.1 million as of December 31, 2009. The Berkeley Square loan bears interest at 5.87% and had a balance of $17.1 million as of December 31, 2009.

          Major tenants of the Preston Towne Crossing property include REI which occupies 27,000 square feet and Park Plaza Salon which occupies 20,000 square feet. Leases for these tenants are scheduled to expire in April 2015 and January 2012, respectively. Movie Grill Concepts, Ltd. is the largest tenant of Berkeley Square occupying 30,977 square feet with a lease scheduled to expire in February 2015.

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

          Casa Linda Plaza

          On December 8, 2006, through a joint venture arrangement with an affiliate of our General Partner,

AmREIT Monthly Income & Growth Fund IV, L.P. (“MIG IV”), we acquired a 50% interest in the Casa Linda Plaza property, a 324,569 square foot retail shopping center located in Dallas, Texas. Our joint venture partner owns the remaining 50% interest in the joint venture. The property was purchased from an unaffiliated third-party. We used proceeds from the Offering and obtained a 7-year mortgage loan to fund the acquisition of the Casa Linda Plaza property. The loan was in the amount of $38.0 million, bears an annual interest rate of 5.48% and is interest-only until maturity.

          The property was 76% leased at December 31, 2009. Albertson’s is the largest tenant occupying 59,561 square feet with a lease scheduled to expire in July 2016. Additional tenants are Petco, Starbucks, Wachovia, Chili’s, Blockbuster, Washington Mutual, Supercuts and Guarantee Federal Bank. The property was originally built between 1946 and 1949. During 2009, the Casa Linda Plaza property completed a substantial renovation that has allowed the property to maintain its historical character and prominence in the community, while updating the property’s features. The renovation was completed in April 2009 at a cost of $7.1 million.

          Woodlake Square

          On August 31, 2007, through a joint venture arrangement with affiliates of our General Partner, MIG IV and ARIC, we acquired a 30% interest in the Woodlake Square property, a 205,522 square foot retail shopping center located in Houston, Texas. Our joint venture partners own the other 70% interest in the joint venture. The property was purchased from an unaffiliated third-party. We used proceeds from the Offering and obtained a 3-year mortgage loan from Frost Bank to fund the acquisition of the Woodlake Square property. The loan was in the amount of $24.0 million and is interest-only until maturity. The interest related to this debt is at a variable interest rate of LIBOR plus 1.35%. In December, 2007, the property entered into an interest rate swap to hedge its position on the mortgage. As a result, the interest rate will remain fixed at 5.465% for the life of the loan.

          The property was 67% leased at December 31, 2009. Randall’s, the largest tenant occupying 56,430 square feet, has a lease that expires in 2035. Additional tenants are Walgreen’s, Jos. A. Bank Clothiers, Ragin Cajun, and Woodlake Children’s Center. We have initiated plans to redevelop Woodlake Square in an effort to make it more functional from a retail standpoint and aesthetically appealing to potential tenants. Estimated redevelopment costs for Woodlake Square are $7.3 million, and we expect the redevelopment to be completed by April 2012.

          Woodlake Pointe

          On November 21, 2007, through a joint venture arrangement with affiliates of our General Partner, MIG IV and ARIC, we acquired a 30% interest in AmREIT Westheimer Gessner, L.P. which owns the Woodlake Pointe property, a 82,120 square foot retail shopping center located in Houston, Texas. Our joint venture partners own the other 70% interest in the joint venture. The property was purchased from an unaffiliated third-party. We used proceeds from the Offering and paid cash for the acquisition.

          Border’s was the only tenant occupying 41,060 square feet with a lease which expired in January 2010. Borders has vacated the space, and we are currently considering our redevelopment options on this property as we entertain several potential tenants.

          On May 29, 2008, through the same joint venture arrangement with affiliates of our General Partner, MIG IV and ARIC, we acquired a 30% interest in a tract of land adjacent to Woodlake Pointe. Our joint venture partners own the other 70% interest in the property. The acquisition is accounted for as part of AmREIT Westheimer Gessner, L.P. We used proceeds from the Offering and paid cash for the acquisition.

          Portfolio Information

          The following table shows our five highest tenant industry concentrations for all properties in which we own an interest as of December 31, 2009.

Industry	Total Number of Tenants	Annualized Gross Base Rent	Percentage of Total Annualized Gross Base Rent

Dining	47	$3,531,000	20.3
Specialty Retail	42	2,967,000	17.0
Grocery	7	2,583,000	14.8
Services	42	1,346,000	7.7
Banking	14	1,171,000	6.7

          The following table shows our tenants which occupy 10% or more of the rentable square feet for each property in which we own an interest and the lease expirations of such tenants as of December 31, 2009, assuming no exercise of renewal option or termination rights.

Property			Percentage of Property Rentable	Year of Lease
Tenant	Industry	Square Footage	Square Footage	Expiration
Market at Lake Houston
H-E-B Grocery	Grocery	80,641	79.2	2017
Lantern Lane
Rice Food Markets, Inc.	Grocery	21,450	27.0	2013
Fidelity Investments	Banking	9,578	12.1	2010
Olmos Creek
H-E-B Grocery	Grocery	65,681	64.3	2020
Westside Plaza
Designer Shoe Warehouse	Shoe Retail	24,500	56.9	2010
Fadi’s Mediterranean Delight	Dining	5,125	11.9	2012
Berkeley Square
Movie Grill Concepts, Ltd. (1)	Entertainment	30,977	24.7	2010
Casa Linda Plaza
Albertson’s	Grocery	59,561	18.4	2016
Preston Park Gold
Gold’s Gym	Gym	49,427	48.9	2025
Chair King	Specialty Retail	27,438	27.1	2017
Preston Towne Crossing
Recreational Equipment, Inc.	Sporting Goods	27,000	15.9	2015
Plaza Park Salon	Salon	20,000	11.8	2012
Woodlake Pointe
Borders (2)	Specialty Retail	41,060	50.0	2010
Woodlake Square
Randall’s	Grocery	56,430	27.5	2013
5433 Westheimer
Prosperity Bank	Banking	17,185	12.8	2011

(1)

The Movie Grill Concepts lease that was in place at December 31, 2009 expired on February 28, 2010. Prior to that expiration, the tenant exercised a 5-year renewal option to extend the lease until February 2015.

(2)

Borders’ lease expired in January 2010, and they have vacated their space. We expected this impending lease expiration when we acquired the property and believe that we will be able to recover its carrying value based on our property redevelopment plan. We are actively identifying potential lessees to occupy the premises as part of this plan. The closing of any new leases would be subject to the negotiation and execution of definitive lease agreements and the fulfillment of customary conditions. No assurance can be given that a new lease will be procured on the same terms as the Borders’ lease, or at all.

          The following table shows lease expirations for our four consolidated properties as of December 31, 2009, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Total Number of Leases	Rentable Square Feet	Annualized Gross Base Rent	Percentage of Total Annualized Gross Base Rent

2010	11	76,631	$1,402,000	28.2
2011	5	6,484	206,000	4.1
2012	12	34,793	721,000	14.5
2013	6	35,714	648,000	13.0
2014	6	11,118	172,000	3.5
2015	1	1,400	29,000	0.6
2016	-	-	-	-
2017	4	83,625	1,324,000	26.6
2018	2	7,000	157,000	3.2
2019	-	-	-	-
Thereafter	3	68,644	316,000	6.3
Totals	50	325,409	$4,975,000	100.0

          The following table shows lease expirations for our seven non-consolidated properties as of December 31, 2009, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Total Number of Leases	Rentable Square Feet	Annualized Gross Base Rent	Percentage of Total Annualized Gross Base Rent

2010	51	242,291	$3,962,000	31.8
2011	41	100,942	2,111,000	17.0
2012	35	99,660	1,732,000	13.9
2013	24	121,814	1,553,000	12.5
2014	18	51,130	828,000	6.7
2015	9	51,071	290,000	2.3
2016	4	78,288	454,000	3.6
2017	1	27,438	270,000	2.2
2018	1	7,644	168,000	1.4
2019	4	9,594	155,000	1.2
Thereafter	6	79,783	916,000	7.4
Totals	194	869,655	$12,439,000	100.0

          As of December 31, 2009, we have invested substantially all of the net proceeds of the Offering in real properties. Our dispositions have been limited to the sale of a parcel of land on our Olmos Creek property in San Antonio, Texas in 2006. This sale generated $775,000 in proceeds.

ITEM 3.	LEGAL PROCEEDINGS

          In the ordinary course of business, we may become subject to litigation or claims. Neither we nor our properties are the subject of any non-routine pending legal proceeding, nor are we aware of any proceeding that a governmental authority is contemplating against us.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          On April 19, 2005, we commenced the Offering. We closed the Offering on October 31, 2006 after having raised aggregate gross proceeds of $71,090,290 through the sale of 2,844 Units to 1,160 Limited Partners. As of March 5, 2010, we have 2,833 units outstanding held by 1,147 limited partners.

          There is no established public trading market for our Units. The Units, which are “restricted securities” as defined in Rule 144 promulgated by the SEC under the Securities Act, must be held indefinitely unless they are subsequently registered under the Securities Act and any applicable state securities laws or unless, upon the advice of counsel satisfactory to us, the Units are sold in a transaction that is exempt from the registration requirements of such laws. As of December 31, 2009, no Units were eligible for sale under Rule 144 or that we have agreed to register under the Securities Act for sale by Limited Partners and there were no Units that are being, or have been publicly proposed to be, publicly offered by us. No Units have been sold since we closed the Offering on October 31, 2006.

          The following table shows the distributions to our Limited Partners we have declared (including the total amount paid and the amount paid on a per Unit basis) from the last two fiscal years ended December 31, 2008 and December 31, 2009:

Period Paid (1)	Total Amount of Distributions Paid	Distribution Per Unit

January, 2008	$444,158	$156.25
February, 2008	444,158	156.25
March, 2008	444,158	156.25
April, 2008	444,158	156.25
May, 2008	444,158	156.25
June, 2008	444,158	156.25
July, 2008	444,158	156.25
August, 2008	444,158	156.25
September, 2008	444,002	156.25
October, 2008	444,002	156.25
November, 2008	444,002	156.25
December, 2008	443,377	156.25
January, 2009	177,101	62.50
February, 2009	177,026	62.50
March, 2009	177,026	62.50
April, 2009	177,026	62.50
May, 2009	177,026	62.50
June, 2009	177,026	62.50
July, 2009	177,026	62.50
August, 2009	-	-
September, 2009	-	-
October, 2009	-	-
November, 2009	-	-
December, 2009	-	-

(1)	Distributions are paid 15 days in arrears. Distributions above, paid between January 2008 and July 2009 were declared between December 2007 and June 2009.

          We made monthly distributions to our Limited Partners at a rate of 7.5% per annum from January 2006 through November 2008. From December 1, 2008, through June 30, 2009, distributions were made at a rate of 3.0% per annum. We suspended all distribution payments in July 2009, and do not anticipate reinstating distributions until improvements in the real estate and liquidity markets warrant such reinstatement. We have reported a cumulative net loss for GAAP and tax purposes, primarily due to the non-cash charges associated with depreciation of our real estate assets. Accordingly, all of the distributions we have paid through December 31, 2009 constitute a return of capital to our Limited Partners for tax purposes. The source of such distributions has been cash flows from operations as well as from our capital-raising activities. One of our primary goals is to pay regular (monthly) distributions to our Limited Partners. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

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

          In order to provide limited partners with the possibility of liquidity, limited partners who have held their units for at least three years may receive the benefit of interim liquidity by presenting all of those units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. During the year ended December 31, 2009, we received five redemption requests from the holders of 11.4 Units. We granted one request to the holder of 1.2 units for $28,000. During the year ended December 31, 2008, we received and granted three redemption requests to the holders of nine Units for $207,000. During the year ended December 31, 2007, we received and granted one redemption request to the holder of one Unit for $23,000. All redemptions were paid using cash flows from operations. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I of this Annual Report.

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

          We have no employees and are managed by AmREIT Monthly Income and Growth III Corporation, our General Partner, pursuant to the Partnership Agreement. Our General Partner is a subsidiary of AmREIT, Inc., Maryland corporation that has elected to be taxed as a real estate investment trust. In addition to owning its general partner interest in us for which it contributed $1,000, our General Partner contributed $800,000 to us in exchange for limited partnership units, or Units, which represent approximately 1% of the outstanding Units. The remaining Units are held by other Limited Partners. We qualify as a partnership for federal income tax purposes.

          We derive a substantial portion of our revenue from rental income from our properties, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the years ended December 31, 2009, 2008, and 2007. As of December 31, 2009, our properties had an average occupancy of 78%, and the average debt leverage ratio of the properties in which we have an investment was approximately 59%, with 70% of such debt carrying a fixed rate of interest.

          We commenced our principal operations on June 30, 2005, when we raised the minimum offering of $2.0 million pursuant to the terms the Offering Memorandum and issued the initial 80 Units. AmREIT Securities Company served as the dealer manager for our Offering. As of October 31, 2006, we had received approximately $71.1 million for the sale of 2,844 Units and closed the Offering. Our Units were sold in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, and are not currently listed on a national exchange. No established public trading market currently exists for the Units.

          On April 30, 2007 we filed a Form 10-SB to register our Units pursuant to Section 12(g) of the Exchange Act. We are subject to the registration requirements of Section 12(g) of the Exchange Act because the aggregate value of our assets exceeds applicable thresholds and the Units of record are held by 500 or more persons.

          From the start of the Offering through December 31, 2009, we have incurred approximately $8.1 million in organization and offering costs in connection with the Offering. Approximately $7.7 million of those costs represent offering costs such as sales commissions and dealer manager fees paid for the placement of the Units. Approximately $418,000 of those costs represent organizational costs such as legal and accounting fees, printing costs, filing fees and distribution costs. Substantially all of these organizational costs were direct or indirect payments to our General Partner and its affiliates. The remaining expenses were direct or indirect payments to others. Our net offering proceeds from the Offering totaled $63.0 million. From the start of the Offering through December 31, 2009, we invested substantially all of the net proceeds of the Offering in real properties. See “Item 2. Properties” for more information regarding real estate purchases. Additionally, see Note 9 to our consolidated financial statements for a discussion of payments made to affiliated entities for capital-raising and real estate services.

          As of December 31, 2009, our investments included three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area, one property in which we own a controlling interest through a joint venture comprising approximately 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area. As of December 31, 2009, we have invested substantially all of the net proceeds of the Offering in real properties. All of our properties are located in highly populated, suburban communities in Texas.

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

          Given the current economic environment we decided to cease distributions beginning July 1, 2009. We will continue to monitor the real estate market to determine if it is in our Partners’ best interest to reinstate dividends at any point in the future. We believe the real estate market will improve prior to our expected liquidation commencement date of October 31, 2012; however, we will seek to postpone liquidation if we feel it is not in the best interests of the Partners at the time.

          Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended (“Securities Act”), and are not currently listed on a national exchange. These Units will be transferable only if we register them under applicable securities laws (such registration is not expected) or pursuant to an exemption under the Securities Act and applicable state securities laws. We do not anticipate that any public market for the Units will develop.

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

          Valuation of Real Estate Assets

          We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets, including accrued rental income, may not be recoverable through operations. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. We have not recorded any impairment losses for the years ended December 31, 2009, 2008 or 2007.

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

          We expense acquisition costs associated with operating properties as incurred in accordance with ASC 805 Business Combinations. Prior to adoption of ASC 805, such costs were capitalized and expensed if and when the acquisition became no longer probable.

          We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments, which are based on estimates, have a direct impact on net income. Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the term of lease for tenant improvements and intangible lease costs.

          Investment in Non-consolidated Entities

          As of December 31, 2009, we had ownership interests in eleven real estate properties, four of which are consolidated into our financial statements. Although we exercise significant influence over the activities of the remaining seven properties, we do not have a controlling financial interest in them. Accordingly, all of our real estate investments in these properties are reported under the equity method of accounting pursuant to U.S. generally accepted accounting principles. Our joint ventures recognize revenues from rents and tenant reimbursements in the same manner as discussed in the “Revenue Recognition” section above and account for real estate acquisitions in accordance with ASC 805, Business Combinations, as discussed in the “Real Estate Acquisitions” section below.

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges were recognized during the years ended December 31, 2009, 2008 and 2007.

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

          Real Estate Acquisitions

          We account for real estate acquisitions pursuant to ASC 805. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below-market leases, the value of in-place leases and customer relationships, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market lease amortization includes fixed-rate renewal periods. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

          Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the term of lease for tenant improvements. Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the life of lease for tenant improvements and intangible lease costs. Leasehold estate properties, in which the Company owns the building and improvements but not the related ground, are amortized over the life of the lease. The determination of useful lives requires judgment and includes significant estimates.

Recently Issued Accounting Pronouncements

          In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the Qualified Special Purpose Entity (“QSPE”) concept in SFAS No.166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167.

          In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. ASC 105 is effective for all quarterly and annual reporting periods ending after September 15, 2009. We adopted the provisions of ASC 105 in the third quarter of 2009. Such adoption only changed the way we refer to GAAP to reflect the updated referencing convention and did not have an impact on our financial statements.

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

          Scheduled Lease Expirations

          During 2010, 23.5% of the total square footage of our consolidated properties expires, and 21.2% of the total square footage of our non-consolidated properties expires. Our leasing strategy for 2010 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals.

Results of Operations

          We commenced our principal operations on June 30, 2005, when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued the initial 80 Units to investors. During 2005, we acquired one interest in a property through a consolidated joint venture on September 30, 2005 and acquired a direct interest in another property on December 12, 2005. During 2006, we acquired direct interests in two additional properties, one on June 30, 2006 and the other on September 29, 2006. In 2006, we also made investments in three joint ventures through which we obtained an ownership interest in five other properties. During 2007, we made investments in two other joint ventures through which we obtained an ownership interest in two additional properties. During 2008, we made an investment in one additional property through an existing joint venture and acquired an additional equity interest in another existing joint venture. We made no additional acquisitions of properties during 2009. Our direct property acquisitions were accounted for as purchases and the results of their operations are included in our consolidated financial statements from their respective dates of acquisition. With the exception of our investment in AmREIT Lake Houston GP, Inc., which we consolidate into our financial statements, we report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

          Revenue. Revenue decreased approximately $413,000 to approximately $6.8 million during the year ended December 31, 2009 compared to approximately $7.3 million for the year ended December 31, 2008. This decrease was due to tenant vacancies at Lake Houston and Olmos creek as well as a decrease in property taxes at Lantern Lane and Westside Plaza which led to a reduction in tenant recoveries at both properties.

          General and Administrative. General and administrative fees decreased approximately $67,000 to approximately $97,000 during the year ended December 31, 2009 compared to approximately $164,000 for the year ended December 31, 2008. This decrease was primarily due to a decrease in marketing and conference expenses as well as cost savings initiatives implemented by our General Partner and its affiliates.

          General and Administrative – Related Party. General and administrative – related party expenses paid to our affiliate increased approximately $157,000 to approximately $459,000 during the year ended December 31, 2009 compared to approximately $302,000 during the year ended December 31, 2008. This increase was due to an increase in the compensation pool and to an increase in the allocation of those costs during the period to better reflect the level of effort expended by our affiliate’s financial personnel in providing accounting and financial reporting services to us.

          Property Management Fees – Related Party. Property management fees increased approximately $47,000 to approximately $297,000 during the year ended December 31, 2009 compared to approximately $250,000 for the year ended December 31, 2008. Property management fees are calculated based on tenant billings. This increase is primarily due to common area maintenance (“CAM”) true-up recoveries that were billed to tenants during the first quarter of 2009.

          Legal and Professional Fees. Legal and professional fees decreased approximately $124,000 to approximately $239,000 during the year ended December 31, 2009 compared to approximately $363,000 for the year ended December 31, 2008. This decrease was due to a reduction in forfeited costs associated with potential property acquisitions. We incurred no such costs during 2009 as we were not actively seeking acquisition opportunities.

          Interest and Other Income. Interest and other income decreased approximately $352,000 to approximately $37,000 during the year ended December 31, 2009 compared to approximately $389,000 for the year ended December 31, 2008. This decrease resulted from a lower outstanding balance on the note receivable from our joint venture partner on our investment in 5433 Westheimer, L.P. (see Note 2 to the accompanying consolidated financial statements). The note was repaid in full during 2009.

          Equity in Losses from Non-consolidated Entities. Equity in losses from non-consolidated entities decreased approximately $266,000 to approximately $1.6 million for the year ended December 31, 2009 compared to approximately $1.8 million for the year ended December 31, 2008. This loss represents our ownership portion of our joint ventures’ net income or loss for the period, such loss being driven primarily by depreciation and amortization charges. The decrease in losses is being driven primarily by our Woodlake Square and 5433 Westheimer properties. The interest rate swap entered into by AmREIT Woodlake Square, L.P. was not considered a hedge for accounting purposes until the fourth quarter of 2008 (see Note 4 to the consolidated financial statements). Prior to then, our share of changes in the fair value of the swap were included in income. During 2009, changes in the fair value were included in other comprehensive loss on our consolidated statements of partners’ capital. We also completed construction of a hotel at our 5433 Westheimer property, which has improved the performance of the property.

          Net Loss Attributable to Non-controlling Interest. Non-controlling interest in loss of consolidated subsidiaries increased approximately $35,000 to $94,000 during the year ended December 31, 2009 compared to $59,000 for the year ended December 31, 2008. Non-controlling interest in loss of consolidated subsidiaries represents the 40% ownership interest that one of our affiliated investment funds has in a real estate partnership that we consolidate as a result of our controlling financial interest in such partnership. The partnership investment was made in December 2005 concurrent with the acquisition of The Market at Lake Houston. This increase was primarily due to an increase in amortization of in-place leases related to a tenant vacancy as well as increased property expenses.

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

          General and Administrative – Related Party. General and administrative – related party represents reimbursements made to our General Partner for its costs incurred in providing various services to us, including accounting, financial reporting and investor service costs. These costs increased approximately $74,000 to approximately $302,000 during the year ended December 31, 2008 compared to approximately $228,000 during the year ended December 31, 2007. This increase is due to administrative cost reimbursements such as personnel and technology costs incurred by AmREIT and its affiliates (collectively, our Advisor) on behalf of the Partnership. The prior year reflected only a portion of such costs as the Partnership was in its early stages.

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

          Interest Income – Related Party. Interest income – related party decreased approximately $492,000 to approximately $29,000 during the year ended December 31, 2008 compared to approximately $521,000 for the year ended December 31, 2007. This decrease was the result of our conversion of the note receivable due from 5433 Westheimer L.P., of which we own a 57.5% interest, into an increased equity investment in January 2008.

          Interest and Other Income. Interest and other income decreased approximately $478,000 to approximately $389,000 during the year ended December 31, 2008 compared to approximately $867,000 for the year ended December 31, 2007. This decrease resulted from a combination of lower interest rates during 2008 and a reduced balance of invested funds. We invested approximately $4.1 million in AmREIT Westheimer Gessner, LP in November 2007 and then made an additional $1.3 million investment in that same entity in May 2008.

          Equity in Losses from Non-consolidated Entities. Loss from non-consolidated entities decreased approximately $171,000 to approximately $1.8 million for the year ended December 31, 2008 compared to approximately $2.0 million for the year ended December 31, 2007. This loss represents our ownership portion of our joint ventures’ net income or loss for the period, such loss being driven primarily by depreciation and amortization charges. Our 5433 Westheimer property and our Casa Linda property were both undergoing redevelopment during 2008. Specifically as it relates to 5433 Westheimer, we were not seeking new leases or renewals of existing leases in order to facilitate the redevelopment process on the office building, which resulted in increased vacancies. Additionally, our Woodlake Square and Woodlake Pointe properties were in the planning stages of their respective redevelopments. We believe these property enhancements will allow us to drive occupancy and improve the operating results of the property once the redevelopment is complete.

          Net Loss Attributable to Non-controlling Interest. Non-controlling interest in loss of consolidated subsidiaries decreased by $29,000 to $59,000 during the year ended December 31, 2008 compared to $88,000 for the year ended December 31, 2007. Non-controlling interest in loss of consolidated subsidiaries represents the 40% ownership interest that one of our affiliated investment funds has in a real estate partnership that we consolidate as a result of our controlling financial interest in such partnership. The partnership investment was made in December 2005 concurrent with the acquisition of The Market at Lake Houston. This decrease was primarily due to a decrease in amortization of in-place leases for The Market at Lake Houston as certain of such balances became fully amortized during the latter part of 2007 or early part of 2008.

Liquidity and Capital Resources

          We expect to meet our liquidity requirements through cash on-hand, net cash provided by distributions from joint ventures, proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for investment in real estate properties and related improvements, the payment of operating expenses, including interest expense on any outstanding indebtedness, and the payment of distributions to our Partners. As we sell properties during our operating period, we plan to strategically reinvest the proceeds from such sales rather than distributing the proceeds to our Partners.

          At December 31, 2009 and 2008, our cash and cash equivalents totaled approximately $3.3 million and approximately $918,000, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008

Operating activities	$2,338	$971
Investing activities	(806)	894
Financing activities	847	(6,192)

          Net cash provided by operating activities increased approximately $1.4 million to approximately $2.3 million for the year ended December 31, 2009 compared to approximately $971,000 for the year ended December 31, 2008. The increase in cash flows provided by operating activities was primarily due to an increase in working capital cash flows of approximately $2.0 million which was partially offset by an increase in our net loss of $534,000. The increase in working capital cash flows was driven by an increase in cash received from tenants, payments received on accounts receivable – related party and a decrease in cash paid for escrow deposits and related party and third-party payables.

          Net cash provided by investing activities decreased approximately $1.7 million from inflows of approximately $894,000 for the year ended December 31, 2008 to outflows of approximately $806,000 for the year ended December 31, 2009. This decrease in inflows was primarily due to a reduction in payments received on notes receivable from our joint venture partner on our investment in 5433 Westheimer of approximately $2.0 million (see note 2 to the consolidated financial statements) and distributions received from our non-consolidated investments of approximately $932,000. Such reductions in inflows were offset by a reduction in cash investments in our non-consolidated joint ventures of approximately $1.6 million. During 2008, we invested $1.3 million in a property adjacent to Woodlake Pointe, and $1.5 million in additional capital contributions to our joint ventures for capital improvements. During 2009, our cash investments were limited to $1.2 million in capital contributions to our joint ventures for capital improvements.

          Net cash provided by financing activities increased approximately $7.0 million to inflows of approximately $847,000 for the year ended December 31, 2009 compared to outflows of approximately $6.2 million for the year ended December 31, 2008. This decrease was primarily attributable to a decrease in distributions of approximately $4.1 million coupled with an increase in proceeds from notes payable – related party of $2.5 million (see note 6 to the consolidated financial statements).

          During the past two years, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt financing. While we expect to generate sufficient cash flow from operations in 2010 to meet our contractual obligations, a significant additional deterioration in the national economy or the bankruptcy or insolvency of one or more of our large tenants could cause our 2010 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until cash resources are available. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect investors’ invested capital. As we have numerous projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We expect that the economy and real estate market will recover prior to our anticipated liquidation commencement date of October 31, 2012. However, if the economy remains in a protracted recession, we will seek to postpone liquidation if we believe such a liquidation is not in the best interest of the Partners at that time.

          Projected cash sources and uses for the Partnership’s 2010 fiscal year indicate certain periods of cash shortfalls within the twelve month period; however, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) potential joint venture equity investments in existing non-consolidated entities (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. However, no assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on disposition of those properties.

          Contractual Obligations

          As of December 31, 2009, we had the following contractual debt obligations (see also Note 6 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt) (in thousands):

Scheduled payments by year	Principal	Loan maturities	Interest	Total payments

2010	$165	$-	$3,018	$3,183
2011	175	24,615	2,818	27,608
2012	183	-	1,524	1,707
2013	196	-	1,508	1,704
2014	207	-	1,497	1,704
Thereafter	92	24,904	1,278	26,274
Total	$1,018	$49,519	$11,643	$62,180

          We invest any excess cash in short-term investments. This investment strategy allows us to offset a portion of the interest costs from our fixed-rate mortgage loans and provides us with the liquidity to acquire properties at such time as those suitable for acquisition are located.

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

Conflicts of Interest

          Our General Partner is subsidiary of AmREIT, Inc., a non-traded Maryland corporation that has elected to be taxed as a real estate investment trust. Affiliates of AmREIT act as sponsor, general partner or advisor to various private real estate programs. As such, there are conflicts of interest where AmREIT or its affiliates, while serving in the capacity as sponsor, general partner or advisor for another AmREIT-sponsored program, may be in competition with us in connection with property acquisitions, property dispositions and property management. The compensation arrangements between affiliates of AmREIT and these other AmREIT real estate programs could influence our General Partner’s management of us. See “Item 1. Business – Conflicts of Interest” above.

Off Balance Sheet Arrangements

          We had no off balance sheet arrangements as of December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

          Our consolidated financial statements, including notes thereto, and the report of independent auditors are included in this Annual Report on Form 10-K beginning at page F-1 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

          Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”)

and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2009. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Management’s Report on Internal Control over Financial Reporting

Our General Partner and its affiliates maintain a system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, which is a process designed under the supervision of the AmREIT principal executive officer and principal financial officer and effected by AmREIT’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of AmREIT Monthly Income and Growth Fund III, L.T.D. and its subsidiaries are being made only in accordance with authorizations of management and trust managers of our General Partner; and
- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, and, with the participation of AmREIT’s CEO and CFO, conducted an evaluation of the effectiveness of AmREIT’s internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we believe that our internal control over financial reporting is effective as of December 31, 2009.

This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls

          There has been no change to our internal control over financial reporting during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          We have no directors or executive officers. We are managed by our General Partner, AmREIT Monthly Income & Growth III Corporation. Our General Partner does not have any employees and relies upon the personnel of AmREIT and its affiliates to perform services for us. Our Partnership Agreement provides that the Partnership will continue until December 31, 2025, unless sooner terminated.

          The following table sets forth certain information regarding the officers and director of our General Partner, all of whom are officers of AmREIT and are expected to make a significant contribution to us.

Name	Age	Position
H. Kerr Taylor	59	President, Chief Executive Officer and Director
Chad C. Braun	37	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Brett P. Treadwell	40	Managing Vice President – Finance

          H. Kerr Taylor serves as our General Partner’s President, Chief Executive Officer and Director. He has served as the sole director of our General Partner since its formation. He is the founder of AmREIT and serves as its Chairman of the Board, Chief Executive Officer and President. Mr. Taylor has guided the growth of AmREIT and its predecessors for over 26 years. His primary responsibilities include overseeing strategic initiatives as well as building, mentoring and leading AmREIT’s team of professionals. Mr. Taylor has over 30 years of experience within the real estate industry. He received a Bachelor of Arts degree from Trinity University, a Masters Degree in Business Administration from Southern Methodist University and his law degree from South Texas College of Law. Mr. Taylor is chairman of the board of Pathways for Little Feet and serves as a board member of Life House, Inc., Uptown District and as an Elder of First Presbyterian Church. Mr. Taylor is a lifetime member of the International Council of Shopping Centers and Urban Land Institute and is a member of the Texas Bar Association.

          Chad C. Braun serves as our General Partner’s Executive Vice President, Chief Financial Officer, Treasurer and Secretary. He also serves in this same position for AmREIT. Mr. Braun is responsible for corporate finance, equity capital markets, debt structuring and placement, investor relations, accounting and SEC reporting, and he oversees investment sponsorship and product creation. Mr. Braun has over 15 years of accounting, financial and real estate experience. Prior to joining AmREIT in 1999, he served as a manager in the real estate advisory services group at Ernst & Young LLP. He has provided extensive consulting and audit services to a number of REITs and private real estate companies, including financial statement audits, portfolio acquisition and disposition, portfolio management, merger integration and process improvement, financial analysis and capital markets and restructuring transactions. Mr. Braun received a Bachelor of Business Administration degree in Accounting and Finance from Hardin Simmons University and subsequently earned the CPA designation and his Series 63, 7, 24 and 27 securities licenses. He is a member of the National Association of Real Estate Investment Trusts and the Texas Society of Certified Public Accountants.

          Brett P. Treadwell serves as our General Partner’s Managing Vice President — Finance and he also serves in this position for AmREIT. Within AmREIT he is responsible for its financial reporting function as well as for assisting in the establishment and execution of AmREIT’s strategic financial initiatives. Mr. Treadwell’s responsibilities also include overall risk management and treasury management functions and SEC reporting as well as periodic internal reporting to management. Mr. Treadwell has over 18 years of accounting, financial and SEC reporting experience, and, prior to joining AmREIT in August 2004, served as a senior manager with Arthur Andersen LLP and then with PricewaterhouseCoopers LLP. Mr. Treadwell received a Bachelor of Business Administration degree from Baylor University and is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

          Based on a review of Forms 3, 4 and 5 furnished to us under Rule 16a-3(e) of the Exchange Act during the fiscal year ended December 31, 2009, we know of no reporting person that has failed to file on a timely basis, as disclosed in the above forms, report required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2009.

Code of Ethics

          We are managed by our General Partner, and we have no officers or employees to whom a Code of Ethics would apply.

ITEM 11.	EXECUTIVE COMPENSATION

          We are managed by our General Partner, and we have no directors or executive officers to whom we pay compensation.

          See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for the fees and expenses we pay to our General Partner and its affiliates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

          As of March 5, 2010, there were 2,833 Units owned by 1,147 investors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Compensation Arrangements

          Our General Partner and its affiliates received the payments and fees from us described below. These payments and fees were not negotiated and may be higher than payments and fees that would have resulted from an arm’s-length transaction with an unrelated entity.

          In addition to the fees noted below, the non-consolidated entities in which we own an investment paid property management, leasing, development, and construction management fees of $1.2 million to one of our affiliated entities during the year ended December 31, 2009. Our Casa Linda property paid a total of $6.2 million in construction fees to an affiliated entity during 2008 and 2009.

Type and Recipient	Determination of Amount	For the fiscal year ended December 31, 2009	For the fiscal year ended December 31, 2008

	Organization Stage

Organizational and Offering Cost Reimbursements	Reimbursement of the Partnership’s organizational and offering costs, including legal and accounting fees, printing costs, filing fees and distribution costs.	No amount to report	No amount to report
	Operating Stage

Asset Management Fee – General Partner	A monthly fee of one-twelfth of 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.	$617,753	$617,753

Development and Acquisition Fees – General Partner	Between 4.0% and 6.0% of project costs depending on the size and the scope of the development.	No amount to report	No amount to report
Property Management and Leasing Fees – ARIC	Property management fees not to exceed 4.0% of the gross rentals for providing management, operating, maintenance and other services. Leasing fees not to exceed 2.0% of base rent on a lease renewal and 6.0% of base rent on an initial lease for procuring tenants and negotiating the terms of the tenant leases.	$368,995	$359,436

Reimbursement of Operating Expenses – General Partner	We reimburse the actual expenses incurred by our General Partner in connection with its provision of administrative services, including related personnel costs.	$459,408	$301,822

Financing Fees – General Partner	1.0% of the loan proceeds for procuring debt financing for us.	No amount to report	No amount to report

Distributions During Operating Stage – General Partner	Our General Partner is entitled to monthly distributions during our operating period, in an amount equal to 1.0% of the each distribution made to the Partners.	$13,000	$54,000

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

		No amount to report	No amount to report

Type and Recipient	Determination of Amount	For the fiscal year ended December 31, 2009	For the fiscal year ended December 31, 2008

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

		No amount to report	No amount to report

(1)	Although we are most likely to pay real estate brokerage commissions in the event of our liquidation, these fees may also be earned during our operational stage.

Joint Ventures with Affiliates

          As of December 31, 2009, we had entered into five joint ventures with our affiliates.

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

Loan to an Affiliate

          During 2007, we loaned $7.0 million to 5433 Westheimer, L.P., a joint venture entity in which we own a 57.5% interest. During 2008, the property was refinanced with a third-party lender in connection with the planned redevelopment. In conjunction with that refinancing, the $7.0 million note payable due to us was converted to equity in order to meet the lender’s equity contribution requirement of approximately $10.0 million. We established a note receivable with our joint venture partner for its portion of the additional equity contribution ($3.5 million). $800,000 of that note was converted into an additional 7.5% equity interest in the joint venture in 2008. The balance of the note was paid in full in 2009.

Loans from Affiliates

          During 2009, we borrowed $2.5 million from affiliates of our General Partner in order to meet a guaranty agreement that required us, as guarantor of the mortgage of one of our affiliates, to maintain $3.0 million in liquid assets. Upon evidencing such liquidity and attaining substantial completion of the hotel, the lender decreased the requirement to $1.5 million. As of March 10, 2010, we have repaid $600,000 of the $2.5 million and used $400,000 to fund operating costs and additional capital contributions to one of our joint venture properties.

AmREIT Realty Investment Corporation

          ARIC is a fully integrated real estate development and operating business which is wholly owned by AmREIT, the parent of our General Partner. ARIC employs a full complement of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction management, asset and property management services to AmREIT affiliated entities and to third parties. ARIC serves as one of our property managers, and is responsible for managing and leasing some of our properties. We pay ARIC property management and leasing fees as described above under “Item 1. Business.” ARIC hires, directs and establishes policies for employees who will have direct responsibility for the operations of each property it manages, which may include but is not limited to on-site managers and building and maintenance personnel. Certain employees of the property manager may be employed on a part-time basis and may also be employed by our General Partner or its affiliates. ARIC also directs the purchase of equipment and supplies and supervises all maintenance activity. The management fee paid to ARIC covers all of its general overhead costs.

          We have historically engaged AmREIT Construction Company, a wholly-owned subsidiary of ARIC, to provide construction and construction management services for our development and redevelopment projects. During 2008, AmREIT Construction Company ceased providing these services although it will see through to completion all work currently in process. We may engage ARIC in the future for construction management services. In these cases, such services are provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.

AmREIT Securities Company

          AmREIT Securities Company is a member firm of the Financial Industry Regulatory Authority, Inc. and a wholly-owned subsidiary of AmREIT. AmREIT Securities Company was organized in 1999 for the purpose of participating in and facilitating the distribution of securities of AmREIT affiliated entities. As the dealer manager for our Offering of Units, AmREIT Securities Company provided certain sales, promotional and marketing services to us in connection with the distribution of the Units. We paid selling commission and marketing reimbursements to AmREIT Securities Company in connection with our offering, a portion of which was reallowed to participating broker-dealers. Chad C. Braun is the President, Secretary and Treasurer of AmREIT Securities Company and H. Kerr Taylor serves as its Chairman and as the sole member of its board of directors. As of October 2008, AmREIT Securities Company is no longer operating as a broker-dealer. As AmREIT Securities Company has not provided capital-raising services to us since the closing of our offering in 2006, we expect that the closing of the broker-dealer operation will have no impact on the Partnership.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          KPMG, LLP, independent registered public accounting firm and certified public accountants, served as our independent accountants for the fiscal year ended December 31, 2009. The following is an explanation of the fees billed to us by Accountants for professional services rendered for the fiscal years ended December 31, 2009, 2008 and 2007.

Audit Fees

          The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-QSB, or other services normally provided by KPMG, LLP in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009, 2008 and 2007 totaled $133,000, $114,000 and $286,500 respectively. Included in these amounts are $23,000, $0, and $0 related to Sarbanes-Oxley testing fees for the years ended December 31, 2009, 2008 and 2007, respectively.

Audit-Related Fees, Tax Fees and All Other Fees

          The services that have been performed by KPMG have been limited to audit related services. Accordingly, we have paid no non-audit related fees, tax fees or other fees to KPMG for the fiscal years ended December 31, 2009, 2008 and 2007.

Audit Committee’s Pre-Approval Policies and Procedures

          The Company does not have an independent audit committee. Our General Partner must approve any services to be performed by our independent auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. The list of our financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1.

2.	Financial Statement Schedules. The list of our financial statement schedules filed as part of this Annual Report is set forth on page F-1.

3.	Exhibits.

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

          The following exhibits are filed as part of or incorporated by reference in this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund III, Ltd., dated April 19, 2005.	10-SB	000-52619	3.1	4/30/2007
3.2	Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund III, Ltd., dated April 19, 2005, between AmREIT Income & Growth III Corporation and the limited partners thereto.	10-SB	000-52619	3.1	4/30/2007
10.1	Fixed Rate Note (A Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.	10-SB	000-52619	10.1	4/30/2007
10.2	Fixed Rate Note (B Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.	10-SB	000-52619	10.2	4/30/2007
10.3	Loan and Assumption Agreement, dated September 30, 2005, among AmREIT Westside Plaza, LP, AmREIT Monthly Income & Growth Fund III, Ltd., AmREIT, Shafer Plaza I, Ltd., Steven G. Shafer, Wells Fargo Bank, N.A., and CBA-Mezzanine Capital Finance, LLC.	10-SB	000-52619	10.3	4/30/2007
10.4	Second Amended and Restated Property Management and Leasing Agreement, dated December 28, 2005, between AmREIT Westside Plaza, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.4	4/30/2007
10.5	Management and Leasing Agreement, dated November 22, 2005, between AmREIT Lake Houston, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.5	4/30/2007
10.6	Promissory Note, dated December 12, 2005, between AmREIT Lake Houston, LP and Morgan Stanley Mortgage Capital, Inc.	10-SB	000-52619	10.6	4/30/2007
10.7	Commercial Property Management and Leasing Agreement, dated March 30, 2006, between 5433 Westheimer, LP and Songy Partners Limited.	10-SB	000-52619	10.7	4/30/2007

10.8	Promissory Note, dated September 28, 2006, between AmREIT Lantern Lane, LP and Differential Development — 1994, Ltd.	10-SB	000-52619	10.8	4/30/2007
10.9	Management and Leasing Agreement, dated September 28, 2006, between AmREIT Lantern Lane, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.9	4/30/2007
10.10	Promissory Note, dated December 8, 2006, between AmREIT Casa Linda, LP and Morgan Stanley Mortgage Capital, Inc.	10-SB	000-52619	10.10	4/30/2007
10.11	Secured Promissory Note, dated September 29, 2006, between AmREIT Olmos Creek, LP and NLI Commercial Mortgage Fund, LLC.	10-SB	000-52619	10.11	4/30/2007
10.12	Management and Leasing Agreement, dated January 26, 2007, between AmREIT Olmos Creek, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.12	4/30/2007
10.13	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Preston Towne Crossing, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.13	4/30/2007
10.14	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Berkeley, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.14	4/30/2007
10.15	Loan Assumption Agreement, dated December 7, 2006, among Berkeley Center, Ltd., William Hutchinson, AmREIT SSPF Berkeley, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.	10-SB	000-52619	10.15	4/30/2007
10.16	Loan Assumption Agreement, dated December 7, 2006, among PTC Dunhill Holdings, Ltd., William Hutchinson, AmREIT SSPF Preston Towne Crossing, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.	10-SB	000-52619	10.16	4/30/2007

31.1	Certification of H. Kerr Taylor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chad C. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of H. Kerr Taylor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chad C. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT Monthly Income & Growth Fund III, Ltd.

By: AmREIT Monthly Income & Growth III
Corporation, its General Partner
Date: March 10, 2010

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

Report of Independent Registered Public Accounting Firm

The Partners
AmREIT Monthly Income and Growth Fund III, Ltd.:

We have audited the accompanying consolidated balance sheets of AmREIT Monthly Income and Growth Fund III, Ltd. and subsidiaries (the “Partnership”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and related schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Monthly Income and Growth Fund III, Ltd. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Houston, Texas
March 10, 2010

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	December 31, 2009	December 31, 2008
ASSETS
Real estate investments at cost:
Land	$18,446	$18,446
Buildings	47,295	47,265
Tenant improvements	983	1,020
	66,724	66,731
Less accumulated depreciation and amortization	(6,691)	(4,917)
	60,033	61,814

Investment in non-consolidated entities	26,212	26,495
Acquired lease intangibles, net	1,804	2,488
Net real estate investments	88,049	90,797

Cash and cash equivalents	3,297	918
Tenant receivables, net	367	892
Accounts receivable	6	8
Accounts receivable - related party	132	1,368
Notes receivable	-	334
Deferred costs, net	522	591
Other assets	700	830
TOTAL ASSETS	$93,073	$95,738

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$50,537	$50,693
Notes payable - related party	2,907	-
Accounts payable and other liabilities	1,292	1,055
Accounts payable - related party	10	106
Acquired below-market lease intangibles, net	324	517
Security deposits	125	133
TOTAL LIABILITIES	55,195	52,504
Capital:
Partners’ capital:
General partner	-	-
Limited partners, 2,833 and 2,834 units outstanding at December 31, 2009 and December 31, 2008, respectively	36,638	41,857
Accumulated other comprehensive loss	(79)	(253)
TOTAL PARTNERS’ CAPITAL	36,559	41,604

Non-controlling interest	1,319	1,630
TOTAL CAPITAL	37,878	43,234

TOTAL LIABILITIES AND CAPITAL	$93,073	$95,738

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009, 2008 and 2007
(in thousands, except for per unit data)

	2009	2008	2007

Revenues:
Rental income from operating leases	$6,839	$7,252	$6,746
Total revenues	6,839	7,252	6,746

Expenses:
General and administrative	97	164	127
General and administrative - related party	459	302	228
Asset management fees - related party	618	618	618
Property expense	1,879	1,946	1,639
Property management fees - related party	297	250	245
Legal and professional	239	363	540
Depreciation and amortization	2,578	2,598	2,865
Total operating expenses	6,167	6,241	6,262

Operating income	672	1,011	484

Other income (expense):
Interest income - related party	-	29	521
Interest and other income	37	389	867
Interest expense	(3,146)	(3,114)	(3,187)
Equity in losses from non-consolidated entities	(1,570)	(1,836)	(1,997)
Margin tax expense	(26)	(52)	(59)
Total other income (expense)	(4,705)	(4,584)	(3,855)

Net loss, including non-controlling interest	(4,033)	(3,573)	(3,371)

Net loss attributable to non-controlling interest	94	59	88
Net loss attributable to partners	$(3,939)	$(3,514)	$(3,283)

Weighted average units outstanding	2,833	2,842	2,843
Net loss per unit	$(1,390.40)	$(1,236.45)	$(1,154.77)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
For the years ended December 31, 2009, 2008 and 2007
(in thousands)

	Partners’ Capital
	General Partner	Limited Partners	Accumulated other comprehensive gain (loss)	Non-controlling interest	Total

Balance at December 31, 2006	$-	$59,742	$-	$2,234	$61,976

Contributions, net of offering costs	-	(97)	-	-	(97)
Net loss (1)	53	(3,336)	-	(88)	(3,371)
Distributions	(53)	(5,348)	-	-	(5,401)

Balance at December 31, 2007	$-	$50,961	$-	$2,146	$53,107

Redemptions	-	(207)	-	-	(207)
Offering costs	-	(1)	-	-	(1)
Net loss (1)	54	(3,568)	-	(59)	(3,573)
Distributions	(54)	(5,328)	-	(457)	(5,839)
Decrease in fair value of derivative	-	-	(253)	-	(253)

Balance at December 31, 2008	$-	$41,857	$(253)	$1,630	$43,234

Redemptions	-	(28)	-	-	(28)
Net loss (1)	13	(3,952)	-	(94)	(4,033)
Distributions	(13)	(1,239)	-	(217)	(1,469)
Increase in fair value of derivative	-	-	174	-	174

Balance at December 31, 2009	$-	$36,638	$(79)	$1,319	$37,878

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $52 for the year ended December 31, 2009. The cumulative curative allocation since inception of the Partnership is $259. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net loss, including non-controlling interest	$(4,033)	$(3,573)	$(3,371)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in losses from non-consolidated entities	1,570	1,836	1,997
Depreciation and amortization	2,578	2,598	2,865
Amortization of above and below-market leases, net	(139)	(120)	(91)
Amortization of loan acquisition costs	76	76	76
Bad debt expense	155	25	25
Decrease (increase) in tenant receivables	370	(287)	(130)
Decrease (increase) in accounts receivable	2	7	(1)
Decrease (increase) in accounts receivable - related party	1,161	1,025	(665)
Increase in deferred costs	(72)	(128)	(136)
Decrease (increase) in other assets	130	(209)	265
Increase (decrease) in accounts payable and other liabilities	237	(223)	(369)
Increase (decrease) in accounts payable - related party	311	(66)	(83)
Increase (decrease) in security deposits	(8)	10	5
Net cash provided by operating activities	2,338	971	387

Cash flows from investing activities:
Improvements to real estate	(102)	(348)	(753)
Payments received on notes receivable	334	2,375	-
Payments received on notes receivable - related party	-	537	-
Advances for notes receivable - related party	-	-	(1,675)
Investments in non-consolidated entities	(1,211)	(2,775)	(9,164)
Distributions from non-consolidated entities	173	1,105	199
Net cash provided by (used in) investing activities	(806)	894	(11,393)

Cash flows from financing activities:
Payments on notes payable	(156)	(145)	(139)
Proceeds from notes payable - related party	2,500	-	-
Payments on notes payable - related party	-	-	(1,144)
Optional redemptions	(28)	(207)	(23)
Issuance costs	-	(1)	(97)
Loan acquisition costs	-	-	(96)
Distributions	(1,252)	(5,382)	(5,378)
Distributions to non-controlling interest	(217)	(457)	-
Net cash provided by (used in) financing activities	847	(6,192)	(6,877)

Net increase (decrease) in cash and cash equivalents	2,379	(4,327)	(17,883)
Cash and cash equivalents, beginning of period	918	5,245	23,128
Cash and cash equivalents, end of period	$3,297	$918	$5,245

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$3,095	$3,041	$3,179
Cash paid during the period for taxes	$23	$65	$-

Supplemental schedule of noncash investing and financing activities:

During the year ended December 31, 2009, $75,000 of accounts receivable from one of our non-consolidated entities was reclassified to investment in non-consolidated entities.

During the year ended December 31, 2009, $363,000 of accounts payable-related party was reclassified to notes payable-related party.

During the year ended December 31, 2009, $44,000 in accrued interest on notes payable - related party was added to the note balances.

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
December 31, 2009, 2008 and 2007

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

          AmREIT Monthly Income & Growth Fund III, Ltd., a Texas limited partnership (the “Partnership”), was formed on April 19, 2005 to directly or indirectly acquire, develop and hold for lease primarily commercial retail real estate net leased to high quality tenants. The General Partner of the Partnership is AmREIT Monthly Income & Growth III Corporation, a Texas Corporation (the “General Partner”), which is a subsidiary of AmREIT, Inc., an SEC reporting, non-traded, Maryland corporation that has elected to be taxed as a real estate investment trust (“AmREIT”). The General Partner maintains its principal place of business in Houston, Texas.

          We commenced our principal operations on June 30, 2005 when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum dated April 19, 2005 (the “Offering Memorandum”) and issued the initial 80 Units. As of October 31, 2006, we had received $71.1 million for the sale of 2,844 Units and closed the Offering. As of September 30, 2009, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area, one property in which we own a controlling interest comprising approximately 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area.

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

          We expect to meet our liquidity requirements through cash on-hand, net cash provided by distributions from joint ventures, proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for investment in real estate properties and related improvements, the payment of operating expenses, including interest expense on any outstanding indebtedness, and the payment of distributions to our Partners. As we sell properties during our operating period, we plan to strategically reinvest the proceeds from such sales rather than distributing the proceeds to our Partners.

          During the past two years, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt financing. While we expect to generate sufficient cash flow from operations in 2010 to meet our contractual obligations, a significant additional deterioration in the national economy or the bankruptcy or insolvency of one or more of our large tenants could cause our 2010 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until cash resources are available. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect investors’ invested capital. As we have numerous projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We expect that the economy and real estate market will recover prior to our anticipated liquidation commencement date of October 31, 2012. However, if the economy remains in a protracted recession, we will seek to postpone liquidation if we believe such a liquidation is not in the best interest of the Partners at that time.

          Projected cash sources and uses for the Partnership’s 2010 fiscal year indicate certain periods of cash shortfalls within the twelve month period; however, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) potential joint venture equity investments in existing non-consolidated entities (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. However, no assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on disposition of those properties.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest (see Note 10). Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in Accounting Standards Codification (“ASC”) 810, Consolidation). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

          REVENUE RECOGNITION

          We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases, and although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In all cases, we have determined that we are the owner of the tenant improvements that we fund pursuant to the lease terms. In cases where tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete.

          Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the years ended December 31, 2009, 2008 and 2007, there were no percentage rents recognized. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination we provide for losses related to unrecovered intangibles and other assets. During the years ended December 31, 2009, 2008 and 2007, we recognized no lease termination fees.

          REAL ESTATE INVESTMENTS

          Development Properties - Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes, loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize acquisition costs as incurred. Such costs are expensed if and when the acquisition becomes no longer probable. During the years ended December 31, 2009, 2008 and 2007, we did not capitalize any interest or taxes on properties under development.

          Acquired Properties and Acquired Lease Intangibles - We account for real estate acquisitions pursuant to ASC 805 Business Combinations. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above-market and in-place leases are recorded as acquired lease intangibles, and intangibles related to below-market leases are recorded as below-market leases. Amortization of above and below-market leases and in-place leases recorded as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired above and below market debt are amortized to interest expense over the remaining term of such debt.

          We expense acquisition costs associated with operating properties as incurred in accordance with ASC 805. Prior to adoption of ASC 805, such costs were capitalized and expensed if and when the acquisition became no longer probable. During the years ended December 31, 2009, 2008 and 2007, we expensed acquisition costs of $6,000, $134,000 and $35,000, respectively. We did not capitalize any interest or taxes during the same periods.

          Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the term of lease for tenant improvements.

          Properties Held for Sale - Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. At December 31, 2009 and 2008, we had no properties held for sale.

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

          Impairment - We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges were recognized during the years ended December 31, 2009, 2008 and 2007.

          INVESTMENTS IN NON-CONSOLIDATED ENTITIES

          As of December 31, 2009, we have ownership interests in 8 real estate properties through ownership interests in joint ventures. Although we exercise significant influence over the activities of these properties, we do not have a controlling financial interest in 7 of the 8 joint ventures. Accordingly, our joint venture interests in these 7 properties are reported under the equity method of accounting pursuant to GAAP. Our joint ventures recognize revenues from rents and tenant reimbursements and account for real estate acquisitions in the same manner as discussed in the “Revenue Recognition” section above.

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

          RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

          Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries are included in general and administrative expense. As of December 31, 2009 and 2008, our allowance for uncollectible accounts related to our tenant receivables was $255,000 and $98,000, respectively.

          Accounts Receivable – Related Party- included in accounts receivable related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their development needs. These cash advances are due upon demand.

          Notes Receivable- included in notes receivable at December 31, 2008 is a $334,000 note made to our joint venture partner in our investment in 5433 Westheimer, L.P. The note was made in 2008 and had an original balance of $3.5 million. During 2008, $2.4 million was repaid, and we converted $800,000 into an additional equity interest in the joint venture. The note was repaid in full in 2009.

          DEFERRED COSTS

          Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense on a straight-line basis over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense on a straight-line basis over the lease term. Accumulated amortization related to loan acquisition costs as of December 31, 2009 and 2008 totaled $272,000 and $197,000, respectively. During 2008, we reduced accumulated amortization by $90,000 related to deferred loan acquisition costs that were fully amortized as of December 31, 2007. Accumulated amortization related to leasing costs as of December 31, 2009 and 2008, totaled $101,000 and $55,000, respectively.

          INCOME TAXES

          Federal - No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

          State- In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax” effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that ASC 740 Income Taxes, applies to the Texas Margin Tax. The Texas Margin Tax accrued as of December 31, 2009 and 2008 totaled $48,000 and $46,000, respectively.

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

          FAIR VALUE MEASUREMENTS

          We account for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1 Inputs – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 Inputs – Unobservable inputs for the asset or liability, which are typically based on the Company’s own assumptions, as there is little, if any, related market activity.

          Derivative Financial Instruments – We record our portion of the change in fair value of an interest rate swap entered into by one of our non-consolidated joint venture entities (see note 4). In determining the fair value of its derivative instrument, our joint venture considers whether credit valuation adjustments are necessary to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation assumptions associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by our joint venture and its counterparties. However, as of December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our joint venture’s derivatives. As a result, we have determined that our portion of the derivative valuations in their entirety is classified in Level 2 of the fair value hierarchy.

          The following table presents our accumulated other comprehensive gain (loss) and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3

Accumulated other comprehensive gain (loss)	$-	$(79)	$-

          Notes Payable – In determining the fair value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. Based on these estimates, the fair value of notes payable was $48.8 million and $52.8 million at December 31, 2009 and 2008, respectively.

          CONSOLIDATION OF VARIABLE INTEREST ENTITIES

          In December 2003, the FASB reissued ASC 810 Consolidation. ASC 810 addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights. ASC 810 requires a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Disclosures are also required about variable interest entities in which a company has a significant variable interest but that it is not required to consolidate. As of December 31, 2009 and 2008, we had no investments in any entities that qualify as variable interest entities pursuant to ASC 810.

          NEWACCOUNTING STANDARDS

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

          In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which became the single source of authoritative nongovernmental U.S. generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. ASC 105 is effective for all quarterly and annual reporting periods ending after September 15, 2009. We adopted the provisions of ASC 105 in the third quarter of 2009. Such adoption only changed the way we refer to GAAP to reflect the updated referencing convention and did not have an impact on our financial statements.

          CASH AND CASH EQUIVALENTS

          For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

          INTEREST

          Interest is charged to interest expense as it accrues. No interest was capitalized during the years ended December 31, 2009, 2008 or 2007.

          SEGMENT REPORTING

          ASC 280 Segment Reporting establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We determined that we have one reportable segment, with activities related to investing in real estate. Our investments in real estate generate rental revenue and other income through the leasing of multi-tenant retail properties, which comprised 100% of our total consolidated revenues for the years ended December 31, 2009, 2008 and 2007. We evaluate operating performance on an individual property level. However, as each of our properties have similar economic characteristics, tenants and products and services, our properties have been aggregated into one reportable segment.

          RECLASSIFICATIONS

          Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.

3.	OPERATING LEASES

          Our operating leases generally range from two to twenty-five years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2009 is as follows:

Year	Minimum Base Rents

2010	$4,709,000
2011	3,731,000
2012	3,131,000
2013	2,502,000
2014	2,244,000
Thereafter	6,011,000
Total	$22,328,000

          Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements recognized as revenue totaled $1.7 million, $1.7 million and $1.7 million during the years ended December 31, 2009, 2008 and 2007, respectively.

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

•

Also in December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 325,000 square feet. The remaining 50% is owned by AmREIT Monthly Income and Growth Fund IV, Ltd. (“MIG IV”), an affiliated merchant development fund.

          During 2007, we made the following investments in two entities through which we own an interest in two properties:

•

In August 2007, we acquired a 30% interest in AmREIT Woodlake Square, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 206,000 square feet. The remaining 70% is owned by affiliated AmREIT entites, MIG IV and AmREIT Realty Investment Company (“ARIC”).

•

In November 2007, we acquired a 30% interest in AmREIT Westheimer Gessner, LP which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entites, MIG IV and ARIC.

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

•

In November 2008, we acquired an additional 7.5% interest in 5433 Westheimer, LP from our third party, joint-venture partner for $800,000. The remaining 42.5% is owned by that same party. The property is not consolidated into our financial statements as it does not meet all conditions for consolidation outlined in ASC 805 Business Combinations.

          We did not make any investments in additional properties during 2009.

          We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities (at 100%) is summarized as of and for the years ended December 31, 2009 and 2008 as follows:

Combined balance sheets (in thousands)	As of December 31, 2009	As of December 31, 2008

Assets
Property, net	$212,882	$185,336
Cash	2,869	2,478
Other assets	19,311	31,488
Total assets	$235,062	$219,302

Liabilities and partners’ capital
Notes payable	$131,697	$112,105
Other liabilities	18,387	21,018
Partners’ capital	84,978	86,179
Total liabilities and partners’ capital	$235,062	$219,302

MIG III share of net assets	$26,212	$26,495

Combined statements of operations (in thousands)	Year ended December 31, 2009	Year ended December 31, 2008

Revenues
Total revenues	$19,563	$19,164
Expenses
Depreciation and amortization	8,925	9,817
Interest	6,023	5,910
Other	8,289	7,897
Total expenses	23,237	23,624

Net Loss	$(3,674)	$(4,460)

MIG III share of net loss	$(1,570)	$(1,836)

          DERIVATIVE FINANCIAL INSTRUMENTS

          In December 2007, one of our investment properties entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% in order to manage the volatility inherent in its variable-rate mortgage. On October 1, 2008, that interest rate swap was designated a hedge for financial reporting purposes. In accordance with ASC 820 Fair Value Measurements and Disclosures, changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income. Prior to October 1, 2008, such changes in fair value were recorded as a loss on derivative on the property’s statement of operations. For the nine months ended September 30, 2008, our portion of the loss totaled $125,000 and is included in loss from non-consolidated entities in our consolidated statements of operations. For the year ended December 31, 2009, our portion of the increase in fair value totaled $174,000. For the period October 1, 2008 through December 31, 2008, our portion of the decrease in fair value totaled $253,000. Both amounts are included in accumulated other comprehensive loss on our consolidated statements of partners’ capital.

5.	ACQUIRED LEASE INTANGIBLES

          In accordance with ASC 805, Business Combinations, we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of in-place leases and above and below-market leases. Acquired lease intangible assets (in-place leases and above-market leases) and acquired lease intangible liabilities (below-market leases) are amortized over the leases’ remaining terms, which range from 1 year to 26 years. The amortization of above (and below) market leases is recorded as a reduction of (increase in) rental income, and the amortization of in-place leases is included in depreciation and amortization expense. The amortization expense related to in-place leases was approximately $630,000, $686,000 and $911,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $55,000, $71,000 and $68,000 during the years ended December 31, 2009, 2008 and 2007, respectively. Accretion of below market leases was approximately $193,000, $189,000 and $243,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

          Acquired in-place lease and above and below-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	As of December 31, 2009	As of December 31, 2008

Acquired lease intangible assets:
In-place leases	$4,462	$4,585
In-place leases - accumulated amortization	(2,738)	(2,232)
Above-market leases	269	278
Above-market leases - accumulated amortization	(189)	(143)
Acquired lease intangibles, net	$1,804	$2,488

Acquired lease intangible liabilities:
Below-market leases	$1,127	$1,161
Below-market leases - accumulated accretion	(803)	(644)
Acquired below-market lease intangibles, net	$324	$517

          The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year ending December 31,	Amortization expense (in-place leases)	Rental income (above and below-market leases)

2010	$439	$87
2011	314	62
2012	269	52
2013	174	10
2014	149	10
Totals	$1,345	$221

6.	NOTES PAYABLE

          Our outstanding debt at December 31, 2009 and 2008 consisted entirely of fixed-rate mortgage loans of approximately $50.5 million and $50.7 million, respectively. Our mortgage loans are secured by our real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty. Mortgage loans are generally due in monthly installments of interest and principal and our mortgages mature over various terms ranging from September 2011 through January 2036.

          As of December 31, 2009, the weighted-average interest rate on our fixed-rate debt is 5.9%, and the weighted average remaining life of such debt is 10.1 years. As of December 31, 2009, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled payments by year	Principal	Loan maturities	Total payments

2010	$165	$-	$165
2011	175	24,615	24,790
2012	183	-	183
2013	196	-	196
2014	207	-	207
Thereafter	92	24,904	24,996
Total	$1,018	$49,519	$50,537

          We serve as guarantor on debt in the amount of $44.0 million that is the primary obligation of our joint ventures. The mortgage for one of those joint ventures in the amount of $23.8 million matures in the fourth quarter of 2010. Should that entity be unable to pay or refinance the mortgage, we would be liable for 25% of the balance. The remaining debt matures in 2014.

          Notes Payable – Related Party - In September 2009, we borrowed $2.5 million from affiliates of our General Partner. Of this amount, $1.5 million accrues interest monthly at LIBOR plus a spread of 4.0% with a floor of 7.0%, and the remaining 1.0 million accrues interest monthly at LIBOR plus a spread of 3.875% with a floor of 5.375%. The note is secured by our investment interest in the Woodlake Pointe and Woodlake Square properties.

7.	CONCENTRATIONS

          As of December 31, 2009, each of our four consolidated properties individually comprises greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, three of our four properties are located in the Houston metropolitan area. These Houston properties represent 82% of our rental income for the year ended December 31, 2009. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base rents generated by our top five tenants during the years ended December 31, 2009, 2008 and 2007 ($ in thousands):

	Year ended December 31,

Tenant	2009	2008	2007

H-E-B Grocery	$1,425	$1,425	$1,425
Designer Shoe Warehouse	550	550	550
Rice Food Markets, Inc.	292	292	292
Blockbuster Video	224	224	223
Fidelity Investments	211	211	211
Totals	$2,702	$2,702	$2,701

8.	PARTNERS’ CAPITAL AND MINORITY INTEREST

          The General Partner invested $800,000 as a limited partner and $1,000 as a general partner. We began raising capital in June 2005 and had raised approximately $71.1 million at the time of the Offering’s closing in October 2006. The General Partner’s $800,000 investment represents a 1.1% limited partner interest in the Partnership.

          Limited Optional Redemption– Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933 and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with consent of the General Partner after delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of the Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, limited partners who have held their units for at least three years may receive the benefit of interim liquidity by presenting all of those units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. During the year ended December 31, 2009, we received five redemption requests from the holders of 11.4 Units. We granted one request to the holder of 1.2 units for $28,000. During the year ended December 31, 2008, we received and granted three redemption requests to the holders of nine Units for $207,000. During the year ended December 31, 2007, we received and granted one redemption request to the holder of one Unit for $23,000. All redemptions were paid using cash flows from operations. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash.

          Distributions - During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. We made monthly distributions to our Limited Partners at a rate of 7.5% per annum from January 2006 through November 2008. From December 1, 2008, through June 30, 2009, distributions were made at a rate of 3.0% per annum. We suspended all distribution payments in July 2009, and do not anticipate reinstating distributions until improvements in the real estate and liquidity markets warrant such reinstatement. During the liquidation stage of the Partnership (commencing in October 2012) net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

          Non-controlling Interest - Non-controlling interest represents a 40% ownership interest that one of our affiliate investment funds has in a real estate partnership that we consolidate as a result of our 60% controlling financial interest in such partnership.

9.	RELATED PARTY TRANSACTIONS

          Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the years ended December 31, 2009, 2008 and 2007:

Type of Service	Service Description & Compensation	2009	2008	2007
Securities Commissions, Due Diligence and Marketing Reimbursements	Sales commissions (7.25%) and dealer manager fees (2.5%) paid for placement of the limited partnership units through unaffiliated broker/dealers and reimbursement of bona fide due diligence efforts (0.5%)	$--	$--	$--
Organizational and Offering Cost Reimbursements	Reimbursement of the Partnership’s organizational and offering costs, including legal and accounting fees, printing costs, filing fees and distribution costs.	--	--	97,460
	Total	$--	$--	$97,460

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

Type of Service	Service Description & Compensation	2009	2008	2007
Asset Management	1% of the net invested capital under management for accounting-related services, investor relations, facilitating the deployment of capital and other services provided by the General Partner in operating the Partnership	$617,753	$617,753	$617,753
Development and Acquisitions	Between 3% and 6% of project costs for services provided by the affiliate in identifying, evaluating, procuring and, if applicable, developing properties (capitalized as part of real estate assets)	--	--	90,000
Property Management and Leasing	Property management fees are not to exceed 4% of gross rentals for providing property management, operating, maintenance and other services required to maintain a quality property. Leasing fees are not to exceed 2% of base rent on a lease renewal and 6% of based rent on an initial lease or procuring tenants and negotiating the terms of the tenant leases.	368,995	359,436	381,076
Additional Services	Financing coordination fee equal to 1% of the loan proceeds for procuring debt financing for Partnership	--	--	--
Brokerage	Brokerage fees are not to exceed 6% of the sales price for the sale of the property to an unaffiliated thirty party	--	--	--
Administration Costs Reimbursements	These costs represent actual expenses incurred by the General Partner in connection with its provision of administrative services, including personnel costs	459,408	301,822	227,674

	Total	$1,446,156	$1,279,011	$1,316,503

          In addition to the above fees paid by us, the non-consolidated entities in which we own an investment paid property management, leasing, development, and construction management fees of $1.2 million, $981,000, and $676,000 to one of our affiliated entities during the years ended December 31, 2009, 2008 and 2007, respectively. Our Casa Linda property paid a total of $6.2 million in construction fees to an affiliated entity during 2008 and 2009.

10.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

          We had no acquisitions or dispositions of properties in which we have a controlling financial interest during the years ended December 31, 2009, 2008 and 2007. See Note 4 for a discussion of our investment activity with respect to our non-consolidated subsidiaries during the same periods.

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

12.	SUBSEQUENT EVENTS

          In May 2009, the FASB issued ASC 855, Subsequent Events, which we adopted in the second quarter of 2009. We have evaluated all events or transactions through March 10, 2010. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2009

	Initial Cost			Total Cost
Property Description	Building and Improvements	Land	Cost Capitalized Subsequent to Acquisition (Note A)	Building and Improvements	Land	Total	Accumulated Depreciation	Date Acquired	Encumbrances

Westside Plaza	8,631,610	4,750,000	1,276,699	9,898,706	4,759,603	14,658,309	(1,253,981)	9/30/2005	10,246,878
Olmos Creek	9,829,663	4,261,553	(569,228)	9,973,394	3,548,594	13,521,988	(1,369,897)	6/30/2006	11,175,000
Lantern Lane	11,386,338	6,308,354	817,334	12,182,680	6,329,346	18,512,026	(1,955,448)	9/29/2006	13,440,000
Lake Houston	15,968,495	3,800,000	263,419	16,223,401	3,808,513	20,031,914	(2,112,039)	12/12/2005	15,675,000

Total	$45,816,106	$19,119,907	$1,788,224	$48,278,181	$18,446,056	$66,724,237	$(6,691,365)		$50,536,878

Note A - The negative balance for costs capitalized subsequent to acquisition could be the result of out-parcels sold or disposals due to tenant vacancies.

Activity within real estate and accumulated depreciation during the three years in the period ended December 31, 2009 is as follows:

	Cost	Accumulated Depreciation
Balance at December 31, 2006	$65,682,482	$1,183,554
Acquisitions / additions	1,035,377	-
Disposals	(282,520)	(9,844)
Depreciation expense	-	1,941,330
Balance at December 31, 2007	$66,435,339	$3,115,040
Acquisitions / additions	347,962	-
Disposals	(52,079)	(14,576)
Depreciation expense	-	1,817,217
Balance at December 31, 2008	$66,731,222	$4,917,681
Acquisitions / additions	101,624	-
Disposals	(108,609)	(42,812)
Depreciation expense	-	1,816,496
Balance at December 31, 2009	$66,724,237	$6,691,365

Report of Independent Registered Public Accounting Firm

The Partners of AmREIT Casa Linda, L.P.:

We have audited the accompanying balance sheets of AmREIT Casa Linda, L.P. (the “Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. As such, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Casa Linda, L.P. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Houston, Texas
March 10, 2010

SCHEDULE IV ― FINANCIAL STATEMENTS AND NOTES FOR AmREIT CASA LINDA, L.P.

 AmREIT CASA LINDA, L.P.

 BALANCE SHEETS

December 31, 2009 and December 31, 2008

 (in thousands)

	December 31, 2009	December 31, 2008
ASSETS
Real estate investments at cost:
Land	$11,420	$11,420
Buildings	36,784	34,546
Tenant improvements	1,330	752
	49,534	46,718
Less accumulated depreciation and amortization	(4,314)	(2,849)
	45,220	43,869

Intangible lease cost, net	1,670	2,286
Net real estate investments	46,890	46,155

Cash and cash equivalents	109	338
Tenant receivables	339	384
Deferred costs, net	620	467
Other assets	2,137	2,212
TOTAL ASSETS	$50,095	$49,556

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Notes payable	$37,950	$37,950
Notes payable - related party	307	-
Accounts payable and accrued liabilities	1,314	1,378
Accounts payable - related party	1	177
Asset retirement obligations	800	800
Below market leases, net	115	418
Security deposits	104	127
TOTAL LIABILITIES	40,591	40,850

Partners' capital:
General partner	-	-
Limited partners	9,504	8,706
TOTAL PARTNERS' CAPITAL	9,504	8,706
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$50,095	$49,556

See Notes to Financial Statements.

AmREIT CASA LINDA, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007

Revenues:
Rental income from operating leases	$4,340	$4,737	$5,004
Total revenues	4,340	4,737	5,004

Expenses:
General and administrative	30	25	54
Property expense	1,557	1,350	1,670
Property management fees - related party	164	174	163
Legal and professional	69	82	113
Depreciation and amortization	2,017	2,146	2,497
Total expenses	3,837	3,777	4,497

Operating income	503	960	507

Other income (expense):
Interest and other income	37	41	42
Interest expense	(2,170)	(2,176)	(2,172)
Interest expense - related party	(6)	-	-
Margin tax expense	(16)	(28)	(36)
Total other income (expense)	(2,155)	(2,163)	(2,166)

Net loss	$(1,652)	$(1,203)	$(1,659)

See Notes to Financial Statements.

AmREIT CASA LINDA, L.P.

 STATEMENTS OF PARTNERS' CAPITAL

 For the years ended December 31, 2009, 2008 and 2007

 (in thousands)

	General Partner	Limited Partners	Total
Balance at December 31, 2006	$-	$10,432	$10,432

Net loss (1)	-	(1,659)	(1,659)

Balance at December 31, 2007	$-	$8,773	$8,773

Contributions	-	1,136	1,136
Net loss (1)	-	(1,203)	(1,203)

Balance at December 31, 2008	$-	$8,706	$8,706

Contributions	-	2,450	2,450
Net loss (1)	-	(1,652)	(1,652)

Balance at December 31, 2009	$-	$9,504	$9,504

(1)   The allocation of net loss includes a curative allocation to increase the GP capital account by $17, $12 and $17 for the years ended December 31, 2009, 2008 and 2007, respectively, as the partnership agreement provides that no partner shall be required to fund a deficit balance in their capital account.  The cumulative curative allocation since inception of the Partnership is $47.

See Notes to Financial Statements.

AmREIT CASA LINDA, L.P.

 STATEMENTS OF CASH FLOWS

 For the years ended December 31, 2009, 2008 and 2007

 (in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(1,652)	$(1,203)	$(1,659)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Bad debt expense	45	25	-
Depreciation and amortization	2,017	2,146	2,497
Amortization of above and below market leases, net	(114)	(362)	(480)
Amortization of loan acquisition costs	61	61	64
Decrease (increase) in tenant receivables	-	111	(405)
Increase in deferred costs	(281)	(168)	(44)
Decrease (increase) in other assets	75	3,442	(772)
Increase (decrease) in accounts payable and accrued liabilities	(20)	(180)	1,483
Increase (decrease) in accounts payable - related party	(95)	60	(145)
Increase (decrease) in security deposits	(23)	19	(12)
Net cash provided (used in) by operating activities	13	3,951	527

Cash flows from investing activities:
Improvements to real estate	(2,729)	(4,999)	(277)
Net cash used in investing activities	(2,729)	(4,999)	(277)

Cash flows from financing activities:
Proceeds from notes payable - related party	712	-	-
Payments on notes payable - related party	(180)	-	-
Contributions	1,955	1,136	-
Net cash provided by financing activities	2,487	1,136	-

Net increase (decrease) in cash and cash equivalents	(229)	88	250
Cash and cash equivalents, beginning of period	338	250	-
Cash and cash equivalents, end of period	$109	$338	$250

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$2,109	$2,114	$1,929
Taxes	$24	$32	$-

Supplemental schedule of non-cash transactions:

During the year ended December 31, 2009, $75,000 of accounts payable to our limited partners was reclassified to equity contributions from limited partners.

During the year ended December 31, 2009, $420,000 of notes payable to one of our limited partners was reclassified to equity contributions from limited partners.

During the year ended December 31, 2009, we financed $145,000 of improvements to real estate through notes payable - related party.

See Notes to Financial Statements.

AmREIT CASA LINDA, L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

1.            Description of Business

AmREIT Casa Linda, L.P., a Texas limited partnership (the “Partnership”), was formed on December 8, 2006 to acquire Casa Linda, (the “Property”) a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 324,569 square feet. During the year ended December 31, 2009, the property completed a substantial renovation that will allow it to maintain its historical character and prominence in the community, while updating the property’s features. This renovation was completed in April 2009 at a cost of $7.1 million. The General Partner of the Partnership is AmREIT Casa Linda GP, Inc.  The General Partner maintains its principal place of business in Houston, Texas.

The limited partners of the Partnership are AmREIT Monthly Income & Growth Fund III, Ltd. (“MIG III”) and AmREIT Monthly Income & Growth Fund IV, L.P. (“MIG IV”). Distributions are split between the partners in accordance with each partner’s ownership percentage. We have contracted with AmREIT Realty Investment Corporation (“ARIC”) to provide property management and leasing services. ARIC is a wholly-owned subsidiary of AmREIT, a Maryland corporation that has elected to be taxed as a real estate investment trust, and is an affiliate of MIG III and MIG IV.

2.            Summary of Significant Accounting Policies

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the primary source of authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. Although the establishment of ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms.  All of the leases are accounted for as operating leases and although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset.  Generally, this occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms.  In cases where tenant improvements are made prior to lease commencement, the leased asset is considered to be finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the years ended December 31, 2009, 2008 and 2007, we recognized percentage rents of $5,000, $35,000 and $26,000, respectively.  We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination we provide for losses related to unrecovered intangibles and other assets. During the years ended December 31, 2009, 2008 and 2007, we recognized no lease termination fees.

REAL ESTATE INVESTMENTS

Redevelopment - Land, buildings and improvements are recorded at cost. Expenditures related to the redevelopment of real estate are carried at cost which includes capitalized carrying charges and redevelopment costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized to building improvements.

Acquired Properties and Acquired Lease Intangibles - We account for real estate acquisitions pursuant to ASC 805 Business Combinations. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above-market and in-place leases are recorded as intangible lease costs, and intangibles related to below-market leases are recorded as below-market leases.  Amortization of above and below-market leases and in-place leases recorded as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired above and below market debt are amortized to interest expense over the remaining term of such debt.

Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements.

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

ENVIRONMENTAL EXPOSURES

We are subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations (see Note 8). However, we can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping center will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of December 31, 2009 and 2008, our allowance for uncollectible accounts related to our tenant receivables was $67,000 and $25,000, respectively.

DEFERRED COSTS

Deferred costs include loan acquisition costs and deferred leasing costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense over the lease term. Accumulated amortization related to loan acquisition costs as of December 31, 2009 and 2008 totaled $190,000 and $128,000, respectively. Accumulated amortization related to leasing costs as of December 31, 2009 and 2008 totaled $89,000 and $35,000, respectively.

INCOME TAXES

Federal - No provision for U.S. federal income taxes is included in the accompanying financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that ASC 740 Income Taxes, applies to the Texas Margin Tax. The Texas Margin Tax accrued as of December 31, 2009 and 2008 totaled $31,000 and $33,000, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash and cash equivalents, tenant receivables, note payable, notes payable – related party, accounts payable and accrued liabilities, and accounts payable-related party. The carrying value of all but the notes payable are representative of their respective fair values due to the short-term nature of these instruments.

In determining the fair value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments.  We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity.  Based on these estimates, the fair value of notes payable was $37.1 million and $38.8 million at December 31, 2009 and 2008, respectively.

 NEWACCOUNTING STANDARDS

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the Qualified Special Purpose Entity (“QSPE”) concept in SFAS No.166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. We believe the consolidation requirements of SFAS No. 167 will not have an impact on our financial statements as we do not have any investments that would be considered variable interest entities.

In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which became the single source of authoritative nongovernmental U.S. generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature.  ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  ASC 105 is effective for all quarterly and annual reporting periods ending after September 15, 2009.  We adopted the provisions of ASC 105 in 2009.  Such adoption only changed the way we refer to GAAP to reflect the updated referencing convention and did not have an impact on our financial statements.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks.

INTEREST

Interest is charged to interest expense as it accrues. No interest has been capitalized since inception of the Partnership.

3.            Operating Leases

Our operating leases generally range from one month to twelve years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2009 is as follows:

Year	Minimum Base Rents

2010	$2,955,000
2011	2,418,000
2012	1,963,000
2013	1,550,000
2014	1,270,000
Thereafter	6,490,000
Total	$16,646,000

Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements recognized as revenue totaled $1.1 million, $1.1 million and $1.3 million during the years ended December 31, 2009, 2008 and 2007, respectively.

4.            Acquired Lease Intangibles

In accordance with ASC 805, Business Combinations, we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from one month to approximately fourteen years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded as depreciation and amortization expense. The amortization expense related to in-place leases was approximately $428,000, $701,000 and $1.1 million during the years ended December 31, 2009, 2008 and 2007, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $188,000, $165,000 and $173,000 during the years ended December 31, 2009, 2008 and 2007, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term plus any fixed rate renewal options, if applicable, which range from one month to approximately five years. Accretion of below-market leases was approximately $303,000, $527,000 and $653,000 during the years ended December 31, 2009, 2008 and 2007, respectively.  Such accretion is recorded as an increase to rental income.

Acquired in-place lease and above and below-market lease values and their respective accumulated amortization are as follows (in thousands):

	As of December 31, 2009	As of December 31, 2008

Acquired lease intangible assets:
In-place leases	$2,236	$2,440
In-place leases - accumulated amortization	(1,748)	(1,525)
Above-market leases	1,649	1,718
Above-market leases - accumulated amortization	(467)	(347)
Acquired lease intangibles, net	$1,670	$2,286

Acquired lease intangible liabilities:
Below-market leases	$1,232	$1,409
Below-market leases - accumulated accretion	(1,117)	(991)
Acquired below-market lease intangibles, net	$115	$418

The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year ending December 31,	Amortization expense (in-place leases)	Rental income (above and below-market leases)

2010	$165	$(69)
2011	70	(110)
2012	45	(134)
2013	41	(137)
2014	37	(139)
Totals	$358	$(589)

5.            Notes Payable

Our outstanding debt at December 31, 2009 and 2008 consisted entirely of a $38.0 million fixed-rate mortgage loan, which requires monthly interest-only payments and matures in January 2014. Our mortgage loan is secured by certain real estate properties and may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty. Our mortgage loan is fully guaranteed by our limited partners, MIG III and MIG IV.

As of December 31, 2009, the interest rate on our fixed-rate debt is 5.5%, and the remaining life is 4 years. Scheduled principal repayments on our note payable for the next 5 years are as follows (in thousands):

Scheduled payments by year	Principal	Loan maturities	Total payments

2010	$-	$-	$-
2011	-	-	-
2012	-	-	-
2013	-	-	-
2014	-	37,950	37,950
Thereafter	-	-	-
Total	$-	$37,950	$37,950

6.            Concentrations

As of December 31, 2009, Casa Linda consisted of 61 tenants; none of which comprised more than 10% of our total base rent.  Following are the base rents generated by our top five tenants during the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year ended December 31,

Tenant	2009	2008	2007

Albertson’s	$287	$287	$287
Chilis	186	148	144
El Fenix Restaurant	181	181	181
PETCO	181	178	178
Highland Park Cafeteria	173	179	131
Totals	$1,008	$973	$921

7.            Related Party Transactions

We have no employees or offices. We rely on our General Partner to manage our business and affairs. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties to us. These services primarily include the supervision of the management, leasing of the Property, construction management related to the redevelopment of the Property and brokerage commissions related to disposition of the property. As a result, we are dependent upon AmREIT and its affiliates. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. During the years ended December 31, 2009, 2008 and 2007, we incurred property management and leasing fees of $443,000, $330,000 and $207,000, respectively.  Our managing member and its affiliates receive fees primarily for providing services to us in the areas of property management and leasing.  We have incurred $382,000 in construction management fees and $6.2 million in construction fees since the redevelopment began in April 2008.  These fees have been capitalized to building.

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

In conjunction with our acquisition of Casa Linda in December 2006, we identified an environmental exposure caused by a dry cleaning business that operated on the property prior to our ownership. We estimate that our obligation related to remediation of this exposure will be approximately $800,000.  Such amount has been placed in escrow and represents the deductible amount under an environmental insurance policy that we placed on the property upon acquisition.  We have recorded an asset retirement obligation for $800,000 and capitalized those estimated costs to Land in our accompanying balance sheet.  We believe that this matter will not have an adverse effect on our financial position or results of operations, and we are aware of no other environmental exposures.

9.	SUBSEQUENT EVENTS

          In May 2009, the FASB issued ASC 855, Subsequent Events, which we adopted in the second quarter of 2009. We have evaluated all events or transactions through March 10, 2010. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.