Form 10-Q
period 2010-03-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2010-05-14
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(713) 850-1400 Registrant’s telephone number, including area code

Not Applicable Former name, former address and former fiscal year, if changed from last report

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	March 31, 2010	December 31, 2009

	(unaudited)
ASSETS
Real estate investments at cost:
Land	$18,446	$18,446
Buildings	47,295	47,295
Tenant improvements	1,059	983
	66,800	66,724
Less accumulated depreciation and amortization	(7,143)	(6,691)
	59,657	60,033

Investment in non-consolidated entities	24,881	26,212
Acquired lease intangibles, net	1,671	1,804
Net real estate investments	86,209	88,049

Cash and cash equivalents	2,404	3,297
Tenant receivables, net	351	367
Accounts receivable	6	6
Accounts receivable - related party	130	132
Deferred costs, net	527	522
Other assets	401	700
TOTAL ASSETS	$90,028	$93,073

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$50,494	$50,537
Notes payable - related party	2,429	2,907
Accounts payable and other liabilities	851	1,292
Accounts payable - related party	43	10
Acquired below-market lease intangibles, net	281	324
Security deposits	126	125
TOTAL LIABILITIES	54,224	55,195

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 2,833 units outstanding at March 31, 2010 and December 31, 2009	34,508	36,638
Accumulated other comprehensive loss	(15)	(79)
TOTAL PARTNERS’ CAPITAL	34,493	36,559

Non-controlling interest	1,311	1,319
TOTAL CAPITAL	35,804	37,878

TOTAL LIABILITIES AND CAPITAL	$90,028	$93,073

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per unit data)
(unaudited)

	Three months ended March 31,
	2010	2009

Revenues:
Rental income from operating leases	$1,686	$1,826
Total revenues	1,686	1,826

Expenses:
General and administrative	12	17
General and administrative - related party	93	98
Asset management fees - related party	154	154
Property expense	367	502
Property management fees - related party	62	91
Legal and professional	52	45
Depreciation and amortization	587	736
Total operating expenses	1,327	1,643

Operating income	359	183

Other income (expense):
Interest and other income	—	14
Interest expense	(810)	(771)
Equity in losses from non-consolidated entities	(1,676)	(299)
Margin tax expense	(11)	(12)
Total other income (expense)	(2,497)	(1,068)

Net loss, including non-controlling interest	(2,138)	(885)

Net loss attributable to non-controlling interest	8	31
Net loss attributable to partners	$(2,130)	$(854)

Weighted average units outstanding	2,833	2,833
Net loss per unit	$(751.85)	$(301.45)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
For the three months ended March 31, 2010
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Accumulated other comprehensive gain (loss)	Non-controlling interest	Total

Balance at December 31, 2009	$—	$36,638	$(79)	$1,319	$37,878

Net loss (1)	—	(2,130)	—	(8)	(2,138)
Increase in fair value of derivative	—	—	64	—	64

Balance at March 31, 2010	$—	$34,508	$(15)	$1,311	$35,804

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $21 for the three months ended March 31, 2010. The cumulative curative allocation since inception of the Partnership is $280. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss, including non-controlling interest	$(2,138)	$(885)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in losses from non-consolidated entities	1,676	299
Depreciation and amortization	587	736
Amortization of above and below-market leases, net	(31)	(42)
Amortization of loan acquisition costs	19	19
Bad debt expense	17	87
Decrease (increase) in tenant receivables	(1)	187
Increase in accounts receivable	—	(1)
Decrease in accounts receivable - related party	2	902
Increase in deferred costs	(38)	(2)
Decrease in other assets	299	74
Decrease in accounts payable and other liabilities	(441)	(269)
Increase in accounts payable - related party	155	3
Increase (decrease) in security deposits	1	(10)
Net cash provided by operating activities	107	1,098

Cash flows from investing activities:
Improvements to real estate	(76)	(2)
Investments in non-consolidated entities	(281)	(313)
Distributions from non-consolidated entities	—	69
Net cash used in investing activities	(357)	(246)

Cash flows from financing activities:
Payments on notes payable	(43)	(41)
Proceeds from notes payable - related party	400	—
Payments on notes payable - related party	(1,000)	—
Optional redemptions	—	(28)
Distributions	—	(537)
Distributions to non-controlling interest	—	(155)
Net cash used in financing activities	(643)	(761)

Net increase (decrease) in cash and cash equivalents	(893)	91
Cash and cash equivalents, beginning of period	3,297	918
Cash and cash equivalents, end of period	$2,404	$1,009

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$683	$752
Cash paid during the period for taxes	$—	$—

Supplemental schedule of noncash investing and financing activities:

During the three months ended March 31, 2010, $40,000 in accrued interest on notes payable - related party was added to the note balances.

During the three months ended March 31, 2010, $82,000 in accounts payable - related party was reclassified to notes payable - related party.

During the three months ended March 31, 2009, $75,000 of accounts receivable from one of our non-consolidated entities was reclassified to investment in non-consolidated entities.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT Monthly Income & Growth Fund III, Ltd., a Texas limited partnership (hereinafter referred to as the “Partnership,” “MIG III,” “we,” “us” or “our”), was formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. The general partner of the Partnership is AmREIT Monthly Income & Growth III Corporation, a Texas corporation (the “General Partner”), which is a subsidiary of AmREIT, Inc., a Securities and Exchange Commission (“SEC”) reporting, non-traded Maryland corporation that has elected to be taxed as a real estate investment trust (“AmREIT”). The General Partner maintains its principal place of business in Houston, Texas.

We commenced our principal operations on June 30, 2005, when we accepted subscriptions for the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum dated April 19, 2005 (the “Offering Memorandum”) and issued the initial 80 limited partnership units (the “Units”). As of October 31, 2006, we had received $71.1 million for the sale of 2,844 Units and closed the offering. As of March 31, 2010, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area, one property in which we own a controlling interest comprising approximately 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area.

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

The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our revenues, profitability and results of operations. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we expect to generate sufficient cash flows from operations in 2010 to meet our contractual obligations, a significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2010 cash resources to be insufficient to meet our obligations.

Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect partners’ invested capital. As we have several projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We expect that the economy and real estate market will recover prior to our anticipated liquidation commencement date of October 31, 2012. However, if the economy remains in a protracted recession, we will seek to postpone liquidation if we believe such liquidation is not in the best interests of the Partners at that time.

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

The consolidated financial statements included in this Quarterly Report on Form 10-Q (“Report”) are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2009 are derived from our audited financial statements as of that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. All of the leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. We have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete.

Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the three months ended March 31, 2010 and 2009, there were no percentage rents recognized. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. During the three months ended March 31, 2010 and 2009, we recognized no lease termination fees.

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

Acquired Properties and Acquired Lease Intangibles - We account for acquisitions of operating properties pursuant to ASC 805, Business Combinations, as we believe our operating real estate meets the definition of a “business” pursuant to this guidance. Accordingly, we allocate the purchase price of the acquired operating properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above and below-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental income or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods. Premiums or discounts on acquired above and below-market debt are amortized to interest expense over the remaining term of such debt.

We expense acquisition costs associated with operating properties as incurred in accordance with ASC 805. Prior to adoption of ASC 805, such costs were capitalized and expensed if and when the acquisition became no longer probable. We did not expense any acquisition costs or capitalize any interest or taxes during the three months ended March 31, 2010 and 2009.

Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the term of lease for tenant-specific improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changes indicate a potential impairment, and we perform an impairment analysis as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings and other improvements to be demolished as part of that redevelopment once the redevelopment is probable to occur.

Properties Held for Sale - Properties will be classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale will be carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of March 31, 2010 and December 31, 2009, we had no properties held for sale.

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

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries are included in property expense. As of March 31, 2010 and December 31, 2009, our allowance for uncollectible accounts related to our tenant receivables was $262,000 and $255,000, respectively.

Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. Accumulated amortization related to loan acquisition costs as of March 31, 2010 and December 31, 2009 totaled $291,000 and $272,000, respectively. Accumulated amortization related to leasing costs as of March 31, 2010 and December 31, 2009 totaled $115,000 and $101,000, respectively.

INCOME TAXES

Federal - No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax returns filed for tax years beginning on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that ASC 740, Income Taxes, applies to the Texas Margin Tax. For the three months ended March 31, 2010 and 2009, we recorded tax provisions of approximately $11,000 and $12,000, respectively, for the Texas Margin Tax.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1 Inputs – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.

•	Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 Inputs – Unobservable inputs for the asset or liability, which are typically based on the Partnership’s own assumptions, as there is little, if any, related market activity.

Derivative Financial Instruments – We record our portion of the change in fair value of an interest rate swap entered into by one of our non-consolidated joint venture entities (see Note 3). In determining the fair value of its derivative instrument, our joint venture considers whether credit valuation adjustments are necessary to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation assumptions associated with its derivatives utilize Level 3 inputs such as estimates of current credit spreads to evaluate the likelihood of default by our joint venture and its counterparties. However, as of March 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our joint venture’s derivatives. As a result, we have determined that our portion of the derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents our accumulated other comprehensive gain (loss) and related valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3

Accumulated other comprehensive gain (loss)	$—	$(15)	$—

Notes Payable – In determining the fair value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. Based on these estimates, the fair value of notes payable was $48.7 million and $48.8 million at March 31, 2010 and December 31, 2009, respectively.

NEW ACCOUNTING STANDARDS

In June 2009, the FASB amended the consolidation guidance applicable to variable interest entities in ASC 810 - Consolidation. The amendments significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, and changes the way entities account for securitizations and variable interest entities as a result of the elimination of the Qualified Special Purpose Entity (“QSPE”) concept. We adopted the provisions of ASC 810 on January 1, 2010. Such adoption did not have an effect on our results of operations or financial position.

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

SEGMENT REPORTING

ASC 280, Segment Reporting establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We determined that we have one reportable segment with activities related to investing in real estate. Our investments in real estate generate rental revenue and other income through the leasing of multi-tenant retail properties, which comprised 100% of our total consolidated revenues for all periods presented. We evaluate operating performance on an individual property level. However, as all of our properties have similar economic characteristics, tenants and products and services, our properties have been aggregated into one reportable segment.

RECLASSIFICATIONS

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.

3.	INVESTMENTS IN NON-CONSOLIDATED ENTITIES

Since inception, we have made the following investments in five entities through which we own an interest in seven properties:

•

In March 2006, we acquired a 50% interest in 5433 Westheimer, LP which owns an office building with a gross leasable area of approximately 134,000 square feet and a 152-room hotel in Houston, Texas. In November 2008, we acquired an additional 7.5% interest in 5433 Westheimer, LP from our third party, joint-venture partner for $800,000. The remaining 42.5% is owned by that same party. The property is not consolidated into our financial statements as it does not meet all conditions for consolidation outlined in ASC 810, Consolidation. Construction of the hotel was completed in August 2009, and we are currently evaluating opportunities to further develop the property.

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

•

In August 2007, we acquired a 30% interest in AmREIT Woodlake Square, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of approximately 206,000 square feet. The remaining 70% is owned by affiliated AmREIT entities, MIG IV and AmREIT Realty Investment Corporation (“ARIC”). We have plans to redevelop this property beginning in June 2010. We and our joint venture partners are actively seeking joint venture capital, which will allow us to commence the redevelopment. We believe we will have this capital in place by June 2010. In the event that we are unable to obtain this capital, we may be required to defer the redevelopment of the center until such time as the capital becomes available.

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

We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities is summarized as of and for the three months ended March 31, 2010 and 2009, as follows (in thousands):

	Three months ended March 31,
	2010	2009
Revenue	$5,504	$4,623
Depreciation and amortization	(6,255)	(2,309)
Interest expense	(1,665)	(1,457)
Net loss	(5,075)	(891)

DERIVATIVE FINANCIAL INSTRUMENTS

In December 2007, one of our non-consolidated investment entities entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% in order to manage the volatility inherent in its variable-rate mortgage. On October 1, 2008, that interest rate swap was designated as a hedge for financial reporting purposes. In accordance with ASC 820, Fair Value Measurements and Disclosures, changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income. Prior to October 1, 2008, such changes in fair value were recorded as a loss from derivative on the property’s statement of operations. For the three months ended March 31, 2010 and 2009, our portion of the increase in fair value totaled $64,000 and $25,000, respectively and is included in accumulated other comprehensive gain (loss) on our consolidated statements of capital. We do not use derivative financial instruments for trading or speculative purposes.

4.	ACQUIRED LEASE INTANGIBLES

In accordance with ASC 805, Business Combinations, we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 1 year to 14 years. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term, plus any fixed-rate renewal options, if any, which range from 1 year to 14 years. The amortization of above (and below) market leases is recorded as a reduction of (increase in) rental income, and the amortization of in-place leases is included in depreciation and amortization expense. The amortization expense related to in-place leases was approximately $121,000 and $187,000 for the three months ended March 31, 2010 and 2009, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $12,000 and $15,000 during the three months ended March 31, 2010 and 2009, respectively. Accretion of below-market leases was approximately $43,000 and $57,000 during the three months ended March 31, 2010 and 2009, respectively.

Acquired in-place and above and below-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	March 31, 2010	December 31, 2009
Acquired lease intangible assets:
In-place leases	$4,462	$4,462
In-place leases - accumulated amortization	(2,859)	(2,738)
Above-market leases	269	269
Above-market leases - accumulated amortization	(201)	(189)
Acquired lease intangibles, net	$1,671	$1,804

Acquired lease intangible liabilities:
Below-market leases	$1,127	$1,127
Below-market leases - accumulated amortization	(846)	(803)
Acquired below-market lease intangibles, net	$281	$324

5.	NOTES PAYABLE

Our outstanding debt consisted entirely of fixed-rate mortgage loans of approximately $50.5 million at March 31, 2010 and December 31, 2009. Our mortgage loans are secured by our real estate properties and may be prepaid, but such payments could be subject to a yield-maintenance premium or prepayment penalty. Our mortgage loans are due in monthly installments of interest and principal and mature over various terms ranging from September 2011 through January 2036.

As of March 31, 2010, the weighted-average interest rate on our fixed-rate debt is 5.9%, and the weighted average remaining life of such debt is 9.8 years.

As of March 31, 2010, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2010	$122	$—	$122
2011	175	24,615	24,790
2012	183	—	183
2013	196	—	196
2014	207	—	207
Thereafter	92	24,904	24,996
Total	$975	$49,519	$50,494

We serve as guarantor on debt in the amount of $44.0 million that is the primary obligation of our non-consolidated joint ventures. The mortgage for one of those joint ventures in the amount of $23.8 million matures in the fourth quarter of 2010. We expect that mortgage to be refinanced by September 2010. However, should that entity be unable to pay or refinance the mortgage, we and our affiliate, MIG IV, would be liable for 25% of the balance. The remaining debt for which we serve as guarantor matures in 2014.

Notes Payable – Related Party - In September 2009, we borrowed $2.5 million from affiliates of our General Partner. In January of 2010, we repaid $1 million to ARIC and borrowed $400,000 from AmREIT. Of the balance as of March 31, 2010, $1.5 million accrues interest monthly at LIBOR plus a spread of 4.0% with a floor of 7.0%, and the remaining amount accrues interest monthly at LIBOR plus a spread of 3.875% with a floor of 5.375%. The notes are secured by our investment interests in the Woodlake Pointe and Woodlake Square properties.

6.	CONCENTRATIONS

As of March 31, 2010 and December 31, 2009, each of our four consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, three of our four properties are located in the Houston metropolitan area. These Houston properties represent 83% of our rental income for the three months ended March 31, 2010 and 2009. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base rents generated by our top five tenants during the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 30,
Tenant	2010	2009
H-E-B Grocery	$356	$356
Designer Shoe Warehouse	138	138
Rice Food Markets, Inc.	73	73
Fidelity Investments	53	53
Blockbuster Video	49	56
	$669	$676

7.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

Our General Partner invested $800,000 as a limited partner and $1,000 as a general partner. We began raising capital in June 2005 and raised approximately $71 million at the time of the offering’s closing in October 2006. The General Partner’s $800,000 investment represents a 1.1% limited partner interest in the Partnership.

Limited Optional Redemption — Our Units were sold pursuant to exemptions from registration under the Securities Act and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with consent of the General Partner after delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, limited partners who have held their Units for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. During the three months ended March 31, 2010, we did not receive any redemption requests. During the three months ended March 31, 2009, we received three redemption requests, two of which were denied in the aggregate amount of $74,000 and one of which was granted in the amount of $28,000. All redemption requests that have been granted were paid with cash flows from operations. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash.

Distributions — During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. Our distributions were paid at a rate of 3.0% per annum on invested capital through June 30, 2009. We suspended all distribution payments in July 2009 and do not anticipate reinstating distributions until improvements in the real estate and liquidity markets warrant such payment. All distributions to date have been a return of capital, and the source of such distributions has been cash flows from operations as well as our capital raising activities. During the liquidation stage of the Partnership (anticipated to commence in October 2012, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. These affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
Type of service	2010	2009
Asset management fees	$154	$154
Property management fees and leasing costs	99	93
Administrative costs reimbursements	93	98
	$346	$345

In addition to the above fees paid by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the three months ended March 31, 2010 and 2009, such fees totaled $164,000 and $240,000, respectively. See also Note 3 regarding investments in non-consolidated entities.

9.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

We did not have any real estate acquisitions or dispositions during the three months ended March 31, 2010 and 2009.

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

11.	SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855, Subsequent Events, which we adopted in the second quarter of 2009. We have evaluated all events or transactions as of the date through which the financial statements were made available for issuance. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Certain information presented in this Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and the Partnership undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results over time.

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

We have no employees and are managed by AmREIT Monthly & Income III Corporation, our General Partner, pursuant to our Partnership Agreement. Our General Partner is a wholly owned subsidiary of AmREIT, an SEC reporting, non-traded Maryland corporation that has elected to be taxed as a real estate investment trust. We qualify as a partnership for federal income tax purposes.

As of March 31, 2010, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area, one property in which we own a controlling interest comprising approximately 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area. A majority of our properties are located in highly populated, suburban communities in Texas. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the three months ended March 31, 2010 and 2009. As of March 31, 2010, our properties had an average occupancy rate of approximately 74%, and the average debt leverage ratio of the properties in which we have an investment interest was approximately 59%, with 69% of such debt carrying a fixed rate of interest.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Partnership’s critical accounting policies that the Partnership believes could have the most significant effect on the Partnership’s reported results and require subjective or complex judgments by management is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management believes that, as of March 31, 2010, there have been no material changes to this information.

Results of Operations

We commenced our principal operations on June 30, 2005 when we accepted subscriptions for the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued the initial 80 Units to investors. During 2005, we acquired a direct interest in a property on September 30, 2005 and acquired an interest in another property on December 12, 2005 through a consolidated joint venture. During 2006, we acquired direct interests in two more properties, one on June 30, 2006 and the other on September 29, 2006. In 2006, we also made investments in three joint ventures through which we obtained an ownership interest in five other properties. In 2007, we made investments in two more joint ventures through which we obtained an ownership interest in two other properties. During 2008, we made an investment in one additional property through an existing joint venture and acquired an additional equity interest in another existing joint venture. As of March 31, 2010, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area, one property in which we own a controlling interest comprising approximately 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area.

Our direct property acquisitions were accounted for as purchases and the results of their operations are included in our consolidated financial statements from their respective dates of acquisition. We report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them.

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

Revenue. Revenue decreased approximately $140,000 to $1.7 million during the three months ended March 31, 2010, compared to approximately $1.8 million during the three months ended March 31, 2009. A decrease in recoverable common area maintenance (“CAM”) expenses resulted in a corresponding decrease in CAM recoveries billed to our tenants.

General and Administrative. General and administrative expenses decreased approximately $5,000 to approximately $12,000 during the three months ended March 31, 2010, compared to approximately $17,000 during the three months ended March 31, 2009. This decrease was primarily due to a reduction in director and officer insurance premiums and a reduction in postage and other office related expenses.

Property Expenses. Property operating expenses decreased approximately $135,000 to approximately $367,000 during the three months ended March 31, 2010 compared to approximately $502,000 during the three months ended March 31, 2009. This decrease was primarily due to a decrease in property tax expense at Lantern Lane and Olmos Creek as well as a decrease in bad debt expense at Lantern Lane.

Property Management Fees – Related Party. Property management fees decreased approximately $29,000 to approximately $62,000 during the three months ended March 31, 2010 compared to approximately $91,000 during the three months ended March 31, 2009. Property management fees are calculated based on tenant billings. This decrease is primarily due to common area maintenance (“CAM”) true-up recoveries that were billed to tenants during the first quarter of 2009 as well as a slight reduction in revenues during the first quarter of 2010.

Legal and Professional Fees. Legal and professional fees increased approximately $7,000 to approximately $52,000 during the three months ended March 31, 2010 compared to approximately $45,000 during the three months ended March 31, 2009. This increase was due to an increase in audit costs related to internal controls testing which is required for SEC resgistrants of our size beginning with our fiscal year ended December 31, 2010.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $149,000 to approximately $587,000 during the three months ended March 31, 2010 compared to approximately $736,000 during the three months ended March 31, 2009. This decrease was primarily due to a decrease in depreciation of tenant improvements and amortization of in-place leases as a substantial portion of those costs became fully amortized in the latter part of 2009 or were written off due to tenant vacancies.

Interest and Other Income. Interest and other income recorded during the three months ended March 31, 2009, represents interest on the outstanding balance on a note receivable from our joint venture partner on our investment in 5433 Westheimer L.P. That note was paid in full during the fourth quarter of 2009, and we had no other notes receivable outstanding during the three months ended March 31, 2010.

Interest Expense. Interest expense increased approximately $39,000 to approximately $810,000 during the three months ended March 31, 2010 compared to approximately $771,000 during the three months ended March 31, 2009. This increase resulted from Notes Payable – Related Party borrowings from affiliates of our General Partner in September 2009 (see Note 5 to the consolidated financial statements).

Equity in Losses From Non-Consolidated Entities. Equity in losses from non-consolidated entities increased approximately $1.4 million to approximately $1.7 million for the three months ended March 31, 2010, compared to approximately $299,000 for the three months ended March 31, 2009. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is due to increased depreciation expense resulting from the impending redevelopment of the Woodlake Square property. Our joint venture has reassessed and shortened the estimated useful lives of various buildings consistent with its current plan to demolish such buildings as part of the redevelopment.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements with cash on hand and through net cash provided by property operations and financing activities. We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We have no material refinancing obligations over the next twelve months. As discussed in Note 5 of the consolidated financial statements, the mortgage for one of our joint venture properties is due in September 2010. We expect that mortgage to be refinanced prior to the maturity date.

As of March 31, 2010 and December 31, 2009, our cash and cash equivalents totaled approximately $2.4 million and $3.3 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities during the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three months ended March 31,
	2010	2009

Operating activities	$107	$1,098
Investing activities	(357)	(246)
Financing activities	(643)	(761)

Net cash flows provided by operating activities decreased approximately $991,000 to approximately $107,000 during the three months ended March 31, 2010 compared to approximately $1.1 million during the three months ended March 31, 2009. This decrease in cash flows provided by operating activities was primarily due to the collection of accounts receivable – related party during the first quarter of 2009 for amounts that had been advanced during 2008.

Net cash flows used in investing activities increased approximately $111,000 to approximately $357,000 during the three months ended March 31, 2010 compared to approximately $246,000 during the three months ended March 31, 2009. This increase is primarily due to an increase in cash paid for improvements to real estate coupled with a decrease in cash distributions received from our non-consolidated investment properties, both of which were offset by a decrease in cash contributions to our non-consolidated investment properties.

Net cash flows used in financing activities decreased approximately $118,000 to approximately $643,000 for the three months ended March 31, 2010 compared to approximately $761,000 for the three months ended March 31, 2009. This decrease was primarily due to our decision to suspend all distribution and redemption payments beginning July 2009, which resulted in cash savings of approximately $720,000. Such savings were offset by net repayments on notes payable – related party of $600,000.

The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our revenues, profitability and results of operations. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we expect to generate sufficient cash flows from operations in 2010 to meet our contractual obligations, a significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2010 cash resources to be insufficient to meet our obligations.

Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect investors’ invested capital. As we have several projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We expect that the economy and real estate market will recover prior to our anticipated liquidation commencement date of October 31, 2012. However, if the economy remains in a protracted recession, we will seek to postpone liquidation if we believe such liquidation is not in the best interest of the Partners at that time.

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

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2010. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed, furnished, or incorporated by reference (as stated therein) as part of this Report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: May 14, 2010

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

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer of our General Partner (filed herewith).

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer of our General Partner (filed herewith).

Exhibit 32.1	Chief Executive Officer of our General Partner certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Chief Financial Officer of our General Partner certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).