Form 10-Q
period 2010-06-30
AmREIT Monthly Income & Growth Fund III Ltd
filed 2010-08-13
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(713) 850-1400
Registrant’s telephone number, including area code:

Not Applicable
Former name, former address and former fiscal year, if changed from last report:

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$18,446	$18,446
Buildings	47,295	47,295
Tenant improvements	1,069	983
	66,810	66,724
Less accumulated depreciation and amortization	(7,595)	(6,691)
	59,215	60,033

Investment in non-consolidated entities	23,807	26,212
Acquired lease intangibles, net	1,540	1,804
Net real estate investments	84,562	88,049

Cash and cash equivalents	1,936	3,297
Tenant receivables, net	576	367
Accounts receivable - related party	422	132
Deferred costs, net	526	522
Other assets	669	706
TOTAL ASSETS	$88,691	$93,073

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$50,455	$50,537
Notes payable - related party	2,640	2,907
Accounts payable and other liabilities	990	1,292
Accounts payable - related party	17	10
Acquired below-market lease intangibles, net	239	324
Security deposits	128	125
TOTAL LIABILITIES	54,469	55,195

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 2,833 units outstanding at June 30, 2010 and December 31, 2009	32,840	36,638
Accumulated other comprehensive gain (loss)	78	(79)
TOTAL PARTNERS’ CAPITAL	32,918	36,559

Non-controlling interest	1,304	1,319
TOTAL CAPITAL	34,222	37,878
TOTAL LIABILITIES AND CAPITAL	$88,691	$93,073

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues:
Rental income from operating leases	$1,645	$1,650	$3,331	$3,476
Total revenues	1,645	1,650	3,331	3,476

Expenses:
General and administrative	45	42	57	59
General and administrative - related party	120	164	213	262
Asset management fees - related party	155	155	309	309
Property expense	410	488	777	990
Property management fees - related party	61	62	123	153
Legal and professional	67	59	119	104
Depreciation and amortization	591	617	1,178	1,353
Total operating expenses	1,449	1,587	2,776	3,230

Operating income	196	63	555	246

Other income (expense):
Interest and other income	4	12	4	26
Interest expense	(812)	(775)	(1,622)	(1,546)
Equity in losses from non-consolidated entities	(1,051)	(362)	(2,727)	(661)
Margin tax expense	(12)	(14)	(23)	(26)
Total other income (expense)	(1,871)	(1,139)	(4,368)	(2,207)

Net loss, including non-controlling interest	(1,675)	(1,076)	(3,813)	(1,961)

Net loss attributable to non-controlling interest	7	28	15	59
Net loss attributable to partners	$(1,668)	$(1,048)	$(3,798)	$(1,902)

Weighted average units outstanding	2,833	2,833	2,833	2,834
Net loss per unit	$(588.78)	$(369.87)	$(1,340.63)	$(671.24)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
For the six months ended June 30, 2010
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Accumulated other comprehensive gain (loss)	Non-controlling interest	Total

Balance at December 31, 2009	$—	$36,638	$(79)	$1,319	$37,878

Net loss (1)	—	(3,798)	—	(15)	(3,813)
Increase in fair value of derivative	—	—	157	—	157

Balance at June 30, 2010	$—	$32,840	$78	$1,304	$34,222

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $38 for the six months ended June 30, 2010. The cumulative curative allocation since inception of the Partnership is $297. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss, including non-controlling interest	$(3,813)	$(1,961)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses from non-consolidated entities	2,727	661
Depreciation and amortization	1,178	1,353
Amortization of above- and below-market leases, net	(61)	(74)
Amortization of loan acquisition costs	37	38
Bad debt expense	42	129
Decrease (increase) in tenant receivables	(251)	251
Decrease (increase) in accounts receivable - related party	(290)	1,057
Increase in deferred costs	(75)	(14)
Decrease in other assets	37	184
Decrease in accounts payable and other liabilities	(302)	(95)
Increase in accounts payable - related party	340	18
Increase (decrease) in security deposits	3	(18)
Net cash provided by (used in) operating activities	(428)	1,529

Cash flows from investing activities:
Improvements to real estate	(86)	(16)
Payments received on notes receivable	—	75
Investments in non-consolidated entities	(289)	(638)
Distributions from non-consolidated entities	124	114
Net cash used in investing activities	(251)	(465)

Cash flows from financing activities:
Payments on notes payable	(82)	(78)
Proceeds from notes payable - related party	400	—
Payments on notes payable - related party	(1,000)	—
Optional redemptions	—	(28)
Distributions	—	(1,073)
Distributions to non-controlling interest	—	(218)
Net cash used in financing activities	(682)	(1,397)

Net decrease in cash and cash equivalents	(1,361)	(333)
Cash and cash equivalents, beginning of period	3,297	918
Cash and cash equivalents, end of period	$1,936	$585

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$1,441	$1,513
Cash paid during the period for taxes	$40	$41

Supplemental schedule of noncash investing and financing activities:

During the six months ended June 30, 2010, $81,000 in accrued interest on notes payable - related party was added to the note balances.

During the six months ended June 30, 2010, $252,000 in accounts payable - related party was reclassified to notes payable - related party.

During the six months ended June 30, 2009, $75,000 of accounts receivable from one of our non-consolidated entities was reclassified to investment in non-consolidated entities.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010
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

We commenced our principal operations on June 30, 2005, when we accepted subscriptions for the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum dated April 19, 2005 (the “Offering Memorandum”) and issued the initial 80 limited partnership units (the “Units”). As of October 31, 2006, we had received $71.1 million for the sale of 2,844 Units and closed the offering. As of June 30, 2010, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area, one property in which we own a controlling interest comprising approximately 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area.

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

The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our revenues, profitability and results of operations. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2010 cash resources to be insufficient to meet our obligations. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect partners’ invested capital. As we have several projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We expect that the economy and real estate market will recover prior to our anticipated liquidation commencement date of October 31, 2012. However, if the economy remains in a protracted recession, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the Partners at that time.

We believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) potential joint venture equity investments in existing non-consolidated entities (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. In July 2010, we and our joint venture partners on our Woodlake Square property, AmREIT Monthly Income and Growth Fund IV, L.P. (“MIG IV”) and AmREIT Realty Investment Corporation (“ARIC”), sold a 90% interest in the property to a third party (see Note 12 for more discussion). The sale generated net proceeds of approximately $3.4 million. Our portion of such proceeds is approximately $1.0 million. As a result, our cash projections indicate that we will have sufficient cash for the next 12 months. However, we would consider the above options as necessary if those cash projections deteriorate.

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

Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the six months ended June 30, 2010 and 2009, there were no percentage rents recognized. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. During the six months ended June 30, 2010 and 2009, we recognized no lease termination fees.

REAL ESTATE INVESTMENTS

Development Properties - Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We did not capitalize any interest or taxes on properties under development during the six months ended June 30, 2010 and 2009.

Acquired Properties and Acquired Lease Intangibles - We account for acquisitions of operating properties pursuant to ASC 805, Business Combinations, as we believe our operating real estate meets the definition of a “business” pursuant to this guidance. Accordingly, we allocate the purchase price of the acquired operating properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above- and below-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above- and below-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental income or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below-market leases include fixed-rate renewal periods. Premiums or discounts on acquired above- and below-market debt are amortized to interest expense over the remaining term of such debt.

We expense acquisition costs associated with operating properties as incurred in accordance with ASC 805. Prior to adoption of ASC 805, such costs were capitalized and expensed if and when the acquisition became no longer probable. We did not expense any acquisition costs during the six months ended June 30, 2010 and 2009.

Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the term of lease for tenant-specific improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changes indicate a potential impairment, and we perform an impairment analysis as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings and other improvements to be demolished as part of that redevelopment once the redevelopment is probable to occur. During 2010, we reassessed the useful lives of certain buildings at our Woodlake Square property (non-consolidated investment) as a result of our decision to redevelop the center, which will include the demolition of certain buildings. As a result of this change in estimate, our equity in losses from non-consolidated entities was $647,000 and $1.9 million higher for the three and six months ended June 30, 2010, respectively. The loss per unit was $228.38 and $660.66 higher, respectively, for the same periods.

Properties Held for Sale - Properties will be classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale will be carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of June 30, 2010 and December 31, 2009, we had no properties held for sale.

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

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries are included in property expense. As of June 30, 2010 and December 31, 2009, our allowance for uncollectible accounts related to our tenant receivables was $286,000 and $255,000, respectively.

Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. If a lease is terminated early, or a loan is paid in full prior to maturity, the remaining deferred costs will be written off. Accumulated amortization related to loan acquisition costs as of June 30, 2010 and December 31, 2009 totaled $310,000 and $272,000, respectively. Accumulated amortization related to leasing costs as of June 30, 2010 and December 31, 2009 totaled $133,000 and $101,000, respectively.

INCOME TAXES

Federal - No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax returns filed for tax years beginning on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that ASC 740, Income Taxes, applies to the Texas Margin Tax. For the six months ended June 30, 2010 and 2009, we recorded tax provisions of approximately $23,000 and $26,000, respectively, for the Texas Margin Tax.

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

Derivative Financial Instruments – We record our portion of the change in fair value of an interest rate swap entered into by one of our non-consolidated joint venture entities (see Note 3). In determining the fair value of its derivative instrument, our joint venture considers whether credit valuation adjustments are necessary to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation assumptions associated with its derivatives utilize Level 3 inputs such as estimates of current credit spreads to evaluate the likelihood of default by our joint venture and its counterparties. However, as of June 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our joint venture’s derivatives. As a result, we have determined that our portion of the derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

Notes Payable – In determining the fair value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of notes payable was $50.3 million and $48.8 million at June 30, 2010 and December 31, 2009, respectively.

The following table presents our accumulated other comprehensive gain (loss), notes payable and related valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3

Accumulated other comprehensive gain (loss)	$—	$78	$—
Notes payable	—	50,347	—

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

•

In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of approximately 325,000 square feet. The remaining 50% is owned by MIG IV, an affiliate of our General Partner.

•

In August 2007, we acquired a 30% interest in AmREIT Woodlake Square, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of approximately 206,000 square feet. The remaining 70% is owned by affiliated AmREIT entities, MIG IV and ARIC. We have plans to redevelop this property beginning in the third quarter of 2010 (see Note 11 for further discussion).

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

We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities, at 100%, is summarized for the three- and six-month periods ended June 30, 2010 and 2009, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$5,366	$4,595	$10,870	$9,217
Depreciation and amortization	(4,200)	(2,180)	(10,455)	(4,489)
Interest expense	(1,658)	(1,464)	(3,323)	(2,921)
Net loss	(3,031)	(814)	(8,106)	(1,705)

DERIVATIVE FINANCIAL INSTRUMENTS

In December 2007, AmREIT Woodlake Square, LP, one of our non-consolidated investment entities, entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% in order to manage the volatility inherent in its variable-rate mortgage. On October 1, 2008, that interest rate swap was designated as a hedge for financial reporting purposes. In accordance with ASC 820, Fair Value Measurements and Disclosures, changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income. Prior to October 1, 2008, such changes in fair value were recorded as a loss from derivative on the property’s statement of operations. For the six months ended June 30, 2010 and 2009, our portion of the increase in fair value totaled $157,000 and $75,000, respectively and is included in accumulated other comprehensive gain (loss) on our consolidated statements of capital. In June 2010, this swap transaction was terminated and in July 2010, the underlying mortgage was refinanced (see Note 11). In accordance with ASC 815 Derivatives and Hedging, the balance in accumulated other comprehensive gain will be amortized into earnings (through interest expense at the AmREIT Woodlake Square, LP level) over the remaining term of the hedged transaction. We will record this transaction as a component of equity in losses from non-consolidated subsidiaries. We do not use derivative financial instruments for trading or speculative purposes.

4.	ACQUIRED LEASE INTANGIBLES

In accordance with ASC 805, Business Combinations, we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above- and below-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 1 year to 14 years. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term, plus any fixed-rate renewal options, if any, which range from 1 year to 14 years. The amortization of above (and below) market leases is recorded as a reduction of (increase in) rental income, and the amortization of in-place leases is included in depreciation and amortization expense. The amortization expense related to in-place leases was approximately $240,000 and $338,000 for the six months ended June 30, 2010 and 2009, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $24,000 and $29,000 during the six months ended June 30, 2010 and 2009, respectively. Accretion of below-market leases was approximately $85,000 and $103,000 during the six months ended June 30, 2010 and 2009, respectively.

Acquired in-place and above- and below-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	June 30, 2010	December 31, 2009
Acquired lease intangible assets:
In-place leases	$4,462	$4,462
In-place leases - accumulated amortization	(2,978)	(2,738)
Above-market leases	269	269
Above-market leases - accumulated amortization	(213)	(189)
Acquired lease intangibles, net	$1,540	$1,804

Acquired lease intangible liabilities:
Below-market leases	$1,127	$1,127
Below-market leases - accumulated amortization	(888)	(803)
Acquired below-market lease intangibles, net	$239	$324

5.	NOTES PAYABLE

Our outstanding debt consisted entirely of fixed-rate mortgage loans of approximately $50.5 million at June 30, 2010 and December 31, 2009. Our mortgage loans are secured by our real estate properties and may be prepaid, but such payments could be subject to a yield-maintenance premium or prepayment penalty. Our mortgage loans are due in monthly installments of interest and principal and mature over various terms ranging from September 2011 through January 2036.

As of June 30, 2010, the weighted-average interest rate on our fixed-rate debt is 5.9%, and the weighted average remaining life of such debt is 9.6 years.

As of June 30, 2010, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2010	$83	$—	$83
2011	175	24,615	24,790
2012	183	—	183
2013	196	—	196
2014	207	—	207
Thereafter	92	24,904	24,996
Total	$936	$49,519	$50,455

We serve as guarantor on debt in the amount of $44.0 million that is the primary obligation of our non-consolidated joint ventures. This debt matures in 2013 and 2014.

Notes Payable – Related Party - In September 2009, we borrowed $2.5 million from affiliates of our General Partner. In January of 2010, we repaid $1 million to ARIC and borrowed $400,000 from AmREIT. Of the balance as of June 30, 2010, $1.5 million accrues interest monthly at LIBOR plus a spread of 4.0% with a floor of 7.0%, and the remaining amount accrues interest monthly at LIBOR plus a spread of 3.875% with a floor of 5.375%. The notes are secured by our investment interests in the Woodlake Pointe and Woodlake Square properties.

6.	CONCENTRATIONS

As of June 30, 2010 and December 31, 2009, each of our four consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, three of our four properties are located in the Houston metropolitan area. These Houston properties represent 83% of our rental income for the six months ended June 30, 2010 and 2009. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base rents generated by our top five tenants during the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Tenant	2010	2009	2010	2009
H-E-B Grocery	$357	$357	$713	$713
Designer Shoe Warehouse	137	137	275	275
Rice Food Markets, Inc.	73	73	146	146
Fidelity Investments	47	52	100	105
Blockbuster Video	49	56	98	112
	$663	$675	$1,332	$1,351

As of June 30, 2010, Designer Shoe Warehouse (“DSW”) is our second largest tenant as determined by base rents paid. DSW’s existing lease expires on July 31, 2010, and it has notified us of its intent to vacate. We are actively pursuing a replacement tenant to occupy the space. The closing of any new leases would be subject to the negotiation and execution of definitive lease agreements and the fulfillment of customary conditions. No assurance can be given that a new lease will be procured on the same terms as the DSW lease, if at all.

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

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. These affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Type of service	2010	2009	2010	2009
Asset management fees	$155	$155	$309	$309
Property management fees and leasing costs	100	74	199	167
Administrative cost reimbursements	120	164	213	262
	$375	$393	$721	$738

In addition to the above fees paid by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the six months ended June 30, 2010 and 2009, such fees totaled $350,000 and $414,000, respectively. See also Note 3 regarding investments in non-consolidated entities.

9.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

We did not have any real estate acquisitions or dispositions during the six months ended June 30, 2010 and 2009.

See Note 3 for a discussion of our investment activity since our inception with respect to our non-consolidated entities.

10.	COMMITMENTS AND CONTINGENCIES

Litigation - In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.

Environmental matters- In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim.

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

In July 2010, we and our affiliated joint venture partners on the Woodlake Square property, MIG IV and ARIC, entered into a new joint venture agreement with a third party. As part of this transaction, we and our affiliates sold 90% of our interest in the property and retained a 10% ownership interest which carries a promoted interest in cash flows and profits once an 11.65% preferred return threshold is met on the project. Prior to the transaction, we owned a 30% interest in the property, and we own a 3% interest post-transaction. The fair value of the interest that we sold approximated its carrying value. Accordingly, no significant gain or loss will be recognized upon sale. The sale generated cash proceeds of approximately $3.4 million (our share was approximately $1.0 million), and we and our joint venture partners are responsible for funding the pro rata amount of the redevelopment costs on the project, which are currently estimated to be approximately $8.0 million. As part of the consideration received, we and our affiliated joint venture partners are due a reimbursement from our third party joint venture partner for a portion of such redevelopment costs already incurred. Additionally, as part of the transaction, the $23.8 million loan on the property, which was due to mature in September 2010, was paid in full at closing. The new entity in which we now own a 3% interest, VIF II/AmREIT Woodlake L.P., is the borrower on the new $20.9 million loan which has a 3-year term with two one-year extension options, provided certain conditions are met. We, along with our affiliate, MIG IV are joint and several repayment guarantors on the loan. In the future, we will continue to account for our interest in the property using the equity method of accounting as we and our affiliates, MIG IV and ARIC, have the ability to exercise significant influence over the operations of the property.

We have evaluated all events or transactions as of the date through which the financial statements were made available for issuance. With the exception of the event listed above, we did not have any material subsequent events that impacted our consolidated financial statements during this period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Certain information presented in this Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and the Partnership undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results over time.

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

We have no employees and are managed by AmREIT Monthly & Income III Corporation, our General Partner, pursuant to our Partnership Agreement. Our General Partner is a wholly owned subsidiary of AmREIT, Inc., an SEC reporting, non-traded Maryland corporation that has elected to be taxed as a real estate investment trust (“AmREIT”). Our General Partner has contributed $1,000 to us for its general partner interest and has contributed $800,000 to us in exchange for Units. The remaining Units are held by other limited partners. We qualify as a partnership for federal income tax purposes.

As of June 30, 2010, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area, one property in which we own a controlling interest comprising approximately 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area. A majority of our properties are located in highly populated, suburban communities in Texas. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the six months ended June 30, 2010 and 2009. As of June 30, 2010, our properties had an average occupancy rate of approximately 79%, and the average debt leverage ratio of the properties in which we have an investment interest was approximately 60%, with 69% of such debt carrying a fixed rate of interest.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Partnership’s critical accounting policies that the Partnership believes could have the most significant effect on the Partnership’s reported results and require subjective or complex judgments by management is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management believes that, as of June 30, 2010, there have been no material changes to these policies.

Results of Operations

We commenced our principal operations on June 30, 2005 when we accepted subscriptions for the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued the initial 80 Units to investors. During 2005, we acquired a direct interest in a property on September 30, 2005 and acquired an interest in another property on December 12, 2005 through a consolidated joint venture. During 2006, we acquired direct interests in two more properties, one on June 30, 2006 and the other on September 29, 2006. In 2006, we also made investments in three joint ventures through which we obtained an ownership interest in five other properties. In 2007, we made investments in two more joint ventures through which we obtained an ownership interest in two other properties. During 2008, we made an investment in one additional property through an existing joint venture and acquired an additional equity interest in another existing joint venture. As of June 30, 2010, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area, one property in which we own a controlling interest comprising approximately 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area.

Our direct property acquisitions were accounted for as purchases, and the results of their operations are included in our consolidated financial statements from their respective dates of acquisition. We report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them.

Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009

Revenue. Revenue remained constant at approximately $1.65 million during the three months ended June 30, 2010, compared to the three months ended June 30, 2009 as we experienced no significant changes in occupancy during the period.

General and Administrative – Related Party. General and administrative expenses paid to affiliates of our General Partner decreased approximately $44,000 to approximately $120,000 during the three months ended June 30, 2010, compared to approximately $164,000 during the three months ended June 30, 2009. This decrease was primarily due to timing differences in our General Partner’s compensation accrual recorded during the second quarter of 2009 which caused a higher than normal expense for that period.

Property Expenses. Property operating expenses decreased approximately $78,000 to approximately $410,000 during the three months ended June 30, 2010 compared to approximately $488,000 during the three months ended June 30, 2009. This decrease was primarily due to a decrease in bad debt expense at Lantern Lane as well as a decrease in property tax expense at our Lantern Lane, Olmos Creek and Westside Plaza properties.

Legal and Professional Fees. Legal and professional fees increased approximately $8,000 to approximately $67,000 during the three months ended June 30, 2010 compared to approximately $59,000 during the three months ended June 30, 2009. This increase was due to an increase in audit costs related to internal controls testing which was required for SEC registrants of our size beginning with our fiscal year ended December 31, 2010. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act issued in July 2010, issuers of our size have been permanently exempted from this audit requirement.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $26,000 to approximately $591,000 during the three months ended June 30, 2010 compared to approximately $617,000 during the three months ended June 30, 2009. This decrease was primarily due to a decrease in depreciation of tenant improvements and amortization of in-place leases as a substantial portion of those costs became fully amortized, or were written off due to tenant vacancies, during the early part of 2009.

Interest and Other Income. Interest and other income of $12,000 recorded during the three months ended June 30, 2009, represents interest on the outstanding balance on a note receivable from our joint venture partner on our investment in 5433 Westheimer L.P. That note was paid in full during the fourth quarter of 2009. Interest income earned during the three months ended June 30, 2010 was limited to interest earned on deposit accounts.

Interest Expense. Interest expense increased approximately $37,000 to approximately $812,000 during the three months ended June 30, 2010 compared to approximately $775,000 during the three months ended June 30, 2009. This increase resulted from interest accrued on Notes Payable – Related Party borrowings from affiliates of our General Partner in September 2009 (see Note 5 to the consolidated financial statements).

Equity in Losses From Non-Consolidated Entities. Equity in losses from non-consolidated entities increased approximately $689,000 to approximately $1.0 million for the three months ended June 30, 2010, compared to approximately $362,000 for the three months ended June 30, 2009. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is due to increased depreciation expense resulting from the impending redevelopment of the Woodlake Square property. Our joint venture has reassessed and shortened the estimated useful lives of various buildings consistent with its current plan to demolish such buildings as part of the redevelopment. The redevelopment commenced in July 2010.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest decreased approximately $21,000 to approximately $7,000 for the three months ended June 30, 2010 compared to approximately $28,000 for the three months ended June 30, 2009. This decrease was primarily due to a decrease in the loss recorded at our Lake Houston property resulting from increased rental income generated by a new tenant.

Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009

Revenue. Revenue decreased approximately $145,000 to approximately $3.33 million for the six months ended June 30, 2010 compared to approximately $3.48 million for the six months ended June 30, 2009. A decrease in recoverable property tax expenses resulted in a corresponding decrease in expense recoveries billed to our tenants.

General and Administrative – Related Party. General and administrative expenses paid to our affiliate decreased approximately $49,000 to approximately $213,000 during the six months ended June 30, 2010 compared to approximately $262,000 for the six months ended June 30, 2009. This decrease was primarily due to timing differences in our General Partner’s compensation accrual recorded during the second quarter of 2009 which caused a higher than normal expense for that period.

Property Expense. Property operating expenses decreased approximately $213,000 to approximately $777,000 during the six months ended June 30, 2010 compared to approximately $990,000 for the six months ended June 30, 2009. This decrease was primarily due to a decrease in property tax expense at our Lantern Lane, Olmos Creek and Westside Plaza properties as well as a decrease in bad debt expense at Lantern Lane and Olmos Creek.

Property Management Fees – Related Party. Property management fees to our affiliate decreased approximately $30,000 to approximately $123,000 for the six months ended June 30, 2010 compared to approximately $153,000 for the six months ended June 30, 2009. Property management fees are calculated based on tenant billings. This decrease is primarily due to a decrease in expense recoveries that were billed to tenants during the first quarter of 2010 compared to the first quarter of 2009.

Legal and Professional Fees. Legal and professional fees increased approximately $15,000 to approximately $119,000 during the six months ended June 30, 2010 compared to approximately $104,000 for the six months ended June 30, 2009. This increase was due to an increase in audit costs related to internal controls testing which was required for SEC resgistrants of our size beginning with our fiscal year ended December 31, 2010. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act issued in July 2010, issuers of our size have been permanently exempted from this audit requirement.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $175,000 to approximately $1.18 million during the six months ended June 30, 2010 compared to approximately $1.35 million for the six months ended June 30, 2009. This decrease was primarily due to a decrease in depreciation of tenant improvements and amortization of in-place leases as a substantial portion of those costs became fully amortized, or were written off due to tenant vacancies, during the early part of 2009.

Interest and Other Income. Interest and other income of $26,000 recorded during the six months ended June 30, 2009, represents interest on the outstanding balance on a note receivable from our joint venture partner on our investment in 5433 Westheimer L.P. That note was paid in full during the fourth quarter of 2009. Interest income earned during the six months ended June 30, 2010 was limited to interest earned on deposit accounts.

Interest Expense. Interest expense increased approximately $76,000 to approximately $1.62 million during the six months ended June 30, 2010 compared to approximately $1.55 million during the six months ended June 30, 2009. This increase resulted from interest accrued on Notes Payable – Related Party borrowings from affiliates of our General Partner in September 2009 (see Note 5 to the consolidated financial statements).

Equity in Losses From Non-Consolidated Entities. Equity in losses from non-consolidated entities increased approximately $2.07 million to approximately $2.72 million for the six months ended June 30, 2010 compared to approximately $661,000 for the six months ended June 30, 2009. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is due to increased depreciation expense resulting from the impending redevelopment of the Woodlake Square property. Our joint venture has reassessed and shortened the estimated useful lives of various buildings consistent with its current plan to demolish such buildings as part of the redevelopment.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest decreased approximately $44,000 to approximately $15,000 for the six months ended June 30, 2010 compared to approximately $59,000 for the six months ended June 30, 2009. This decrease was primarily due to a decrease in the loss recorded at our Lake Houston property resulting from increased revenues from a new tenant and decreases in bad debt and depreciation and amortization expenses.

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

As of June 30, 2010 and December 31, 2009, our cash and cash equivalents totaled approximately $1.9 million and $3.3 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities during the six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Six months ended June 30,
	2010	2009

Operating activities	$(428)	$1,529
Investing activities	(251)	(465)
Financing activities	(682)	(1,397)

Net cash flows provided by operating activities decreased approximately $2.0 million to outflows of approximately $428,000 during the six months ended June 30, 2010 compared to inflows of approximately $1.5 million during the six months ended June 30, 2009. This decrease in cash flows provided by operating activities was primarily due to the collection of accounts receivable – related party during the first quarter of 2009 for amounts that had been advanced during 2008 as well as the timing of collection of property tax recoveries from our anchor tenants. The 2008 property tax recoveries were collected during the first quarter of 2009 while the 2009 property tax recoveries were billed and collected during the fourth quarter of 2009.

Net cash flows used in investing activities decreased approximately $214,000 to approximately $251,000 during the six months ended June 30, 2010 compared to approximately $465,000 during the six months ended June 30, 2009. This decrease is primarily due to a decrease in contributions made to our non-consolidated investment properties of approximately $349,000. The decrease was partially offset by a decrease in payments received on notes receivable of approximately $75,000 and an increase in cash paid for improvements to real estate of approximately $70,000.

Net cash flows used in financing activities decreased approximately $715,000 to approximately $682,000 for the six months ended June 30, 2010 compared to approximately $1.4 million for the six months ended June 30, 2009. This decrease was primarily due to the suspension of all distribution and redemption payments beginning July 2009, which resulted in cash savings of approximately $1.3 million. Such savings were offset by net repayments on notes payable – related party of $600,000.

The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our revenues, profitability and results of operations. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2010 cash resources to be insufficient to meet our obligations. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect investors’ invested capital. As we have several projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We expect that the economy and real estate market will recover prior to our anticipated liquidation commencement date of October 31, 2012. However, if the economy remains in a protracted recession, we may seek to postpone liquidation if we believe such liquidation is not in the best interest of the Partners at that time.

We believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) potential joint venture equity investments in existing non-consolidated entities (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. See “Subsequent Events” below for a discussion of the $1.0 million in liquidity generated in July 2010 from a joint venture transaction with a third party on our Woodlake Square investment. As a result of this transaction, our cash projections indicate that we will have sufficient cash for the next 12 months. However, we would consider the above options as necessary if those cash projections deteriorate.

Subsequent Events

In July 2010, we and our affiliated joint venture partners on the Woodlake Square property, MIG IV and ARIC, entered into a new joint venture agreement with a third party in order to commence the redevelopment of the property and to generate liquidity. As part of this transaction, we and our affiliates sold 90% of our interest in the property and retained a 10% ownership interest which carries a promoted interest in cash flows and profits once an 11.65% preferred return threshold is met on the project. Prior to the transaction, we owned a 30% interest in the property, and we own a 3% interest post-transaction. The fair value of the interest that we sold approximated its carrying value, after consideration of $9.3 million in depreciation and amortization recorded since inception of the project. Accordingly, no significant gain or loss will be recognized upon sale. The sale generated cash proceeds of approximately $3.4 million (our share was approximately $1.0 million), and we and our joint venture partners are responsible for funding the pro rata amount of the redevelopment costs on the project, which are currently estimated to be approximately $8.0 million. As part of the consideration received, we and our affiliated joint venture partners are due a reimbursement from our third party joint venture partner for a portion of such redevelopment costs already incurred. Additionally, as part of the transaction, the $23.8 million loan on the property, which was due to mature in September 2010, was paid in full at closing. The new entity in which we now own a 3% interest, VIF II/AmREIT Woodlake L.P., is the borrower on the new $20.9 million loan which has a 3-year term with two one-year extension options, provided certain conditions are met. We, along with our affiliate, MIG IV are joint and several repayment guarantors on the loan. In the future, we will continue to account for our interest in the property using the equity method of accounting as we and our affiliates, MIG IV and ARIC, have the ability to exercise significant influence over the operations of the property.

We have evaluated all events or transactions as of the date through which the financial statements were made available for issuance. With the exception of the event listed above, we did not have any material subsequent events that impacted our consolidated financial statements during this period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2010. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2010

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