Form 10-Q
period 2010-09-30
AmREIT Monthly Income & Growth Fund III Ltd
filed 2010-11-15
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$18,446	$18,446
Buildings	47,295	47,295
Tenant improvements	947	983
	66,688	66,724
Less accumulated depreciation and amortization	(7,926)	(6,691)
	58,762	60,033

Investment in non-consolidated entities	22,533	26,212
Acquired lease intangibles, net	1,382	1,804
Net real estate investments	82,677	88,049

Cash and cash equivalents	2,485	3,297
Tenant receivables, net	508	367
Accounts receivable - related party	161	132
Deferred costs, net	499	522
Other assets	785	706
TOTAL ASSETS	$87,115	$93,073

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$50,414	$50,537
Notes payable - related party	2,406	2,907
Accounts payable and other liabilities	1,146	1,292
Accounts payable - related party	17	10
Acquired below-market lease intangibles, net	201	324
Security deposits	113	125
TOTAL LIABILITIES	54,297	55,195

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 2,833 units outstanding at June 30, 2010 and December 31, 2009	31,526	36,638
Accumulated other comprehensive loss	—	(79)
TOTAL PARTNERS’ CAPITAL	31,526	36,559

Non-controlling interest	1,292	1,319
TOTAL CAPITAL	32,818	37,878
TOTAL LIABILITIES AND CAPITAL	$87,115	$93,073

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues:
Rental income from operating leases	$1,508	$1,638	$4,839	$5,114
Total revenues	1,508	1,638	4,839	5,114

Expenses:
General and administrative	24	16	81	75
General and administrative - related party	121	79	334	341
Asset management fees - related party	154	154	463	463
Property expense	395	409	1,172	1,399
Property management fees - related party	62	64	185	217
Legal and professional	67	46	186	150
Depreciation and amortization	637	618	1,815	1,971
Total operating expenses	1,460	1,386	4,236	4,616

Operating income	48	252	603	498

Other income (expense):
Interest and other income	2	9	6	35
Interest expense	(818)	(785)	(2,440)	(2,331)
Equity in losses from non-consolidated entities	(558)	(473)	(3,285)	(1,134)
Margin tax benefit (expense)	—	9	(23)	(17)
Total other expense	(1,374)	(1,240)	(5,742)	(3,447)

Net loss, including non-controlling interest	(1,326)	(988)	(5,139)	(2,949)

Net loss attributable to non-controlling interest	12	30	27	89
Net loss attributable to partners	$(1,314)	$(958)	$(5,112)	$(2,860)

Weighted average units outstanding	2,833	2,833	2,833	2,833
Net loss per unit	$(463.82)	$(338.16)	$(1,804.45)	$(1,009.53)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
For the nine months ended September 30, 2010
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Accumulated other comprehensive gain (loss)	Non-controlling interest	Total

Balance at December 31, 2009	$—	$36,638	$(79)	$1,319	$37,878

Net loss (1)	—	(5,112)	—	(27)	(5,139)
Increase in fair value of derivative	—	—	79	—	79

Balance at September 30, 2010	$—	$31,526	$—	$1,292	$32,818

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $51 for the nine months ended September 30, 2010. The cumulative curative allocation since inception of the Partnership is $310. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss, including non-controlling interest	$(5,139)	$(2,949)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses from non-consolidated entities	3,285	1,134
Depreciation and amortization	1,815	1,971
Amortization of above- and below-market leases, net	(87)	(107)
Amortization of loan acquisition costs	56	57
Bad debt expense	154	140
Decrease (increase) in tenant receivables	(295)	161
Decrease (increase) in accounts receivable - related party	(29)	1,062
Increase in deferred costs	(89)	(59)
Decrease (increase) in other assets	(79)	67
Increase (decrease) in accounts payable and other liabilities	(146)	310
Increase in accounts payable - related party	506	134
Decrease in security deposits	(12)	(3)
Net cash provided by (used in) operating activities	(60)	1,918

Cash flows from investing activities:
Improvements to real estate	(102)	(76)
Payments received on notes receivable	—	124
Investments in non-consolidated entities	(424)	(1,099)
Distributions from non-consolidated entities	897	155
Net cash provided by (used in) investing activities	371	(896)

Cash flows from financing activities:
Payments on notes payable	(123)	(116)
Proceeds from notes payable - related party	400	2,500
Payments on notes payable - related party	(1,400)	—
Optional redemptions	—	(28)
Distributions	—	(1,252)
Distributions to non-controlling interest	—	(218)
Net cash provided by (used in) financing activities	(1,123)	886

Net increase (decrease) in cash and cash equivalents	(812)	1,908
Cash and cash equivalents, beginning of period	3,297	918
Cash and cash equivalents, end of period	$2,485	$2,826

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$2,199	$2,273
Cash paid during the period for taxes	$39	$23

Supplemental schedule of noncash investing and financing activities:

During the nine months ended September 30, 2010, $122,000 in accrued interest on notes payable - related party was added to the note balances.

During the nine months ended September 30, 2010, $377,000 in accounts payable - related party was reclassified to notes payable - related party.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010
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

We commenced our principal operations on June 30, 2005, when we accepted subscriptions for the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum dated April 19, 2005 (the “Offering Memorandum”) and issued the initial 80 limited partnership units (the “Units”). As of October 31, 2006, we had received $71.1 million for the sale of 2,844 Units and closed the offering. As of September 30, 2010, our investments include three wholly-owned properties comprising 225,000 square feet of gross leasable area, one property in which we own a controlling interest comprising 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising 1,142,000 square feet of gross leasable area.

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

The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our revenues, profitability and results of operations. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our cash resources to be insufficient to meet our obligations over the next 12 months. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect partners’ invested capital. As we have several projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We believe that the economy and real estate market may recover prior to our anticipated liquidation commencement date of October 31, 2012. However, if the economy remains in a protracted recession, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the Partners at that time.

Projected cash sources, including cash on hand, and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2011. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) financings of unencumbered properties and (3) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on disposition of those properties.

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

Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recorded within rental income from operating leases and is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the nine months ended September 30, 2010 and 2009, there were no percentage rents recognized. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. During the nine months ended September 30, 2010 and 2009, we recognized no lease termination fees.

REAL ESTATE INVESTMENTS

Development Properties - Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We did not capitalize any interest or taxes on properties under development during the nine months ended September 30, 2010 and 2009.

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

We expense acquisition costs associated with operating properties as incurred in accordance with ASC 805. Prior to adoption of ASC 805, such costs were capitalized and expensed if and when the acquisition became no longer probable. We did not incur any acquisition costs during the nine months ended September 30, 2010 and 2009.

Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the term of lease for tenant-specific improvements. We reevaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changes indicate a potential impairment, and we perform an impairment analysis as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings and other improvements to be demolished as part of that redevelopment once the redevelopment is probable to occur. During 2010, we reassessed the useful lives of certain buildings at our Woodlake Square property (non-consolidated investment) as a result of our decision to redevelop the center, which has included the demolition of certain buildings. As a result of this change in estimate, our equity in losses from non-consolidated entities was $1.8 million higher ($645.11 per unit) for the nine months ended September 30, 2010 than it otherwise would have been.

Properties Held for Sale - Properties will be classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale will be carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of September 30, 2010 and December 31, 2009, we had no properties held for sale.

Impairment - We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. We have not incurred any impairment losses since our inception.

As discussed in Note 3, our Woodlake Square property recorded an impairment resulting from the sale of a 90% interest to a third party joint venture partner. Our portion of such impairment was recorded in equity in losses from non-consolidated subsidiaries.

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

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries are included in property expense. As of September 30, 2010 and December 31, 2009, our allowance for uncollectible accounts related to our tenant receivables was $399,000 and $255,000, respectively.

Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. If a lease is terminated early, or a loan is paid in full prior to maturity, the remaining deferred costs will be written off. Accumulated amortization related to loan acquisition costs as of September 30, 2010 and December 31, 2009 totaled $329,000 and $272,000, respectively. Accumulated amortization related to leasing costs as of September 30, 2010 and December 31, 2009 totaled $139,000 and $101,000, respectively.

INCOME TAXES

Federal - No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax returns filed for tax years beginning on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that ASC 740, Income Taxes, applies to the Texas Margin Tax. For the nine months ended September 30, 2010 and 2009, we recorded tax provisions of $23,000 and $17,000, respectively, for the Texas Margin Tax.

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

Notes Payable – In determining the fair value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of notes payable was $50.7 million and $48.8 million at September 30, 2010 and December 31, 2009, respectively.

The following table presents our notes payable and related valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3

Notes payable	—	50,744	—

NEW ACCOUNTING STANDARDS

In June 2009, the FASB amended the consolidation guidance applicable to variable interest entities in ASC 810 - Consolidation. The amendments significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, and changes the way entities account for securitizations and variable interest entities as a result of the elimination of the Qualified Special Purpose Entity concept. We adopted the provisions of ASC 810 on January 1, 2010. Such adoption did not have an effect on our results of operations or financial position.

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

Since inception, we have made the following investments in five entities through which we own an interest in seven properties:

•

In March 2006, we acquired a 50% interest in 5433 Westheimer, LP which owns an office building with a gross leasable area of 134,000 square feet and a 152-room hotel in Houston, Texas. In November 2008, we acquired an additional 7.5% interest in 5433 Westheimer, LP from our third party, joint-venture partner for $800,000. The remaining 42.5% is owned by that same party. The property is not consolidated into our financial statements as we and our joint venture partner share equally in decision making rights through our equal ownership in the general partner. Construction of the hotel was completed in August 2009, and we are currently evaluating opportunities to further develop the property.

•

In December 2006, we acquired a 20% interest in PTC/BSQ Holding Company LLC which owns three multi-tenant retail properties located in Plano, Texas with a combined gross leasable area of 396,000 square feet. The remaining 80% is owned by an unaffiliated third party.

•

In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 325,000 square feet. The remaining 50% is owned by AmREIT Monthly Income and Growth Fund IV, LP (“MIG IV”), an affiliate of our General Partner.

•

In August 2007, we acquired a 30% interest in AmREIT Woodlake Square, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 206,000 square feet. The remaining 70% interest was held by affiliated AmREIT entities, MIG IV and AmREIT Realty Investment Corporation (“ARIC”). In July 2010, we and our affiliated partners of AmREIT Woodlake, LP entered into a joint venture with a third-party institutional partner wherein the partner acquired a 90% interest in the joint venture. As a result of this transaction, we now hold a 3% interest in Woodlake Square, which carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. AmREIT Woodlake, LP recorded an impairment as a result of the transaction. Our portion of such impairment was $185,000 and has been recorded in equity in losses from non-consolidated subsidiaries in our consolidated statements of operations. We will continue to account for this investment using the equity method given our ability to significantly influence the property’s operations. The joint venture commenced redevelopment of this property in the third quarter of 2010. The total cost of the project is estimated to be $8.0 million, and it is scheduled to be completed in the second quarter of 2011.

•

In November 2007, we acquired a 30% interest in AmREIT Westheimer Gessner, LP which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 82,000 square feet. The remaining 70% is owned by affiliated AmREIT entities, MIG IV and ARIC. In May 2008, AmREIT Westheimer Gessner, LP acquired an additional tract of land adjacent to Woodlake Pointe for $1.3 million.

We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities, at 100%, is summarized for the three- and nine-month periods ended September 30, 2010 and 2009, as follows (in thousands):

	Three months ended September 30,		Nine months ended Septemer 30,
	2010	2009	2010	2009
Revenue	$4,662	$4,232	$15,532	$13,449
Depreciation and amortization	(1,801)	(2,129)	(12,256)	(6,618)
Interest expense	(1,137)	(1,476)	(4,460)	(4,397)
Net loss	(1,387)	(907)	(9,493)	(2,612)

DERIVATIVE FINANCIAL INSTRUMENTS

In December 2007, AmREIT Woodlake Square, LP, one of our non-consolidated investment entities, entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% in order to manage the volatility inherent in its variable-rate mortgage. On October 1, 2008, that interest rate swap was designated as a hedge for financial reporting purposes. In accordance with ASC 820, Fair Value Measurements and Disclosures, changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income. Prior to October 1, 2008, such changes in fair value were recorded as a loss from derivative on the property’s statement of operations. For the nine months ended September 30, 2010 and 2009, our portion of the increase in fair value totaled $79,000 and $115,000, respectively and is included in accumulated other comprehensive gain (loss) on our consolidated statements of capital. This swap transaction was terminated, and the underlying mortgage was refinanced in conjunction with the new joint venture agreement on the Woodlake Square property. In accordance with ASC 815 Derivatives and Hedging, the balance in accumulated other comprehensive gain was recorded to interest expense at the AmREIT Woodlake Square, LP level upon termination of the swap. We recorded our portion of this expense as a component of equity in losses from non-consolidated subsidiaries. We do not use derivative financial instruments for trading or speculative purposes.

4.	ACQUIRED LEASE INTANGIBLES

In accordance with ASC 805, Business Combinations, we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above- and below-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 1 year to 14 years. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term, plus any fixed-rate renewal options, if any, which range from 1 year to 14 years. The amortization (accretion) of above (and below) market leases is recorded as a reduction of (increase in) rental income, and the amortization of in-place leases is included in depreciation and amortization expense. The amortization expense related to in-place leases was $386,000 and $455,000 for the nine months ended September 30, 2010 and 2009, respectively. The amortization of above-market leases was $36,000 and $41,000 during the nine months ended September 30, 2010 and 2009, respectively. Accretion of below-market leases was $123,000 and $137,000 during the nine months ended September 30, 2010 and 2009, respectively.

Acquired in-place and above- and below-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	September 30, 2010	December 31, 2009
Acquired lease intangible assets:
In-place leases	$3,992	$4,462
In-place leases - accumulated amortization	(2,654)	(2,738)
Above-market leases	269	269
Above-market leases - accumulated amortization	(225)	(189)
Acquired lease intangibles, net	$1,382	$1,804

Acquired lease intangible liabilities:
Below-market leases	$699	$1,127
Below-market leases - accumulated amortization	(498)	(803)
Acquired below-market lease intangibles, net	$201	$324

5.	NOTES PAYABLE

Our outstanding debt consisted entirely of fixed-rate mortgage loans of $50.4 million and $50.5 million at September 30, 2010 and December 31, 2009, respectively. Our mortgage loans are secured by our real estate properties and may be prepaid, but such payments could be subject to a yield-maintenance premium or prepayment penalty. Our mortgage loans are due in monthly installments of interest and principal and mature over various terms ranging from September 2011 through January 2036.

As of September 30, 2010, the weighted-average interest rate on our fixed-rate debt is 5.9%, and the weighted average remaining life of such debt is 9.3 years.

As of September 30, 2010, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2010	$42	$—	$42
2011	175	24,615	24,790
2012	183	—	183
2013	196	—	196
2014	207	—	207
Thereafter	92	24,904	24,996
Total	$895	$49,519	$50,414

We serve as guarantor on debt in the amount of $36.9 million that is the primary obligation of our non-consolidated joint ventures. This debt matures in 2013 and 2014. We believe that any potential obligation arising as a result of our guarantees would be satisfied from our share of distributions following the sale of the mortgaged property. As such, we have not accrued any liabilities related to these guarantees.

Notes Payable – Related Party - In September 2009, we borrowed $2.5 million from affiliates of our General Partner. In January of 2010, we repaid $1 million to ARIC and borrowed $400,000 from AmREIT. In August 2010, we repaid $400,000 of the balance due to AmREIT. Of the balance as of September 30, 2010, $1.5 million accrues interest monthly at LIBOR plus a spread of 4.0% with a floor of 7.0%, and the remaining amount accrues interest monthly at LIBOR plus a spread of 3.875% with a floor of 5.375%. The notes are secured by our investment interests in the Woodlake Pointe property.

6.	CONCENTRATIONS

As of September 30, 2010 and December 31, 2009, each of our four consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, three of our four properties are located in the Houston metropolitan area. These Houston properties represent 82% of our rental income for the nine months ended September 30, 2010 and 2009. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base rents generated by our top five tenants during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Tenant	2010	2009	2010	2009
H-E-B Grocery	$356	$356	$1,069	$1,069
Designer Shoe Warehouse	115	138	390	413
Rice Food Markets, Inc.	73	73	219	219
Fidelity Investments	46	53	147	158
Blockbuster Video	49	56	147	168
	$639	$676	$1,972	$2,027

On September 15, 2010, Designer Shoe Warehouse (“DSW”), our second largest tenant as determined by base rents paid, vacated its space upon expiration of its lease. We have executed a short term lease with a seasonal tenant that expires on November 15, 2010. We are actively pursuing a permanent replacement tenant to occupy the space. The closing of any new leases would be subject to the negotiation and execution of definitive lease agreements and the fulfillment of customary conditions. No assurance can be given that a new lease will be procured on the same terms as the DSW lease, if at all.

7.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

Our General Partner invested $800,000 as a limited partner and $1,000 as a general partner. We began raising capital in June 2005 and raised $71 million at the time of the offering’s closing in October 2006. The General Partner’s $800,000 investment represents a 1.1% limited partner interest in the Partnership.

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

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. These affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Type of service	2010	2009	2010	2009
Asset management fees	$154	$154	$463	$463
Property management fees and leasing costs	76	108	275	275
Administrative cost reimbursements	121	79	334	341
	$351	$341	$1,072	$1,079

In addition to the above fees paid by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the nine months ended September 30, 2010 and 2009, such fees totaled $498,000 and $634,000, respectively. See also Note 3 regarding investments in non-consolidated entities.

9.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

As discussed in Note 3 above, in July 2010, we and our affiliated partners of AmREIT Woodlake L.P. entered into a joint venture agreement with a third party whereby the new partner acquired a 90% interest in the sole property owned by AmREIT Woodlake L.P. As a result of this transaction, we now hold a 3% interest in the property.

We had no property acquisitions during the nine months ended September 30, 2010. See Note 3 for a discussion of our investment activity since our inception with respect to our non-consolidated entities.

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

Certain information presented in this Quarterly Report on Form 10-Q (“Report”) constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and the Partnership undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results over time.

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

We have no employees and are managed by AmREIT Monthly & Income III Corporation, our General Partner, pursuant to our Partnership Agreement. Our General Partner is a wholly owned subsidiary of AmREIT, Inc., an SEC reporting, non-traded Maryland corporation that has elected to be taxed as a real estate investment trust (“AmREIT”). Our General Partner has contributed $1,000 to us for its general partner interest and has contributed $800,000 to us in exchange for Units. The remaining Units are held by other limited partners. We are treated as a partnership for federal income tax purposes.

As of September 30, 2010, our investments include three wholly-owned properties comprising 225,000 square feet of gross leasable area, one property in which we own a controlling interest comprising 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising 1,142,000 square feet of gross leasable area. A majority of our properties are located in highly populated, suburban communities in Texas. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the nine months ended September 30, 2010 and 2009. As of September 30, 2010, our properties had an average occupancy rate of 80%, and the average debt leverage ratio of the properties in which we have an investment interest was 62%, with 70% of such debt carrying a fixed rate of interest.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Partnership’s critical accounting policies that the Partnership believes could have the most significant effect on the Partnership’s reported results and require subjective or complex judgments by management is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management believes that, as of September 30, 2010, there have been no material changes to these policies.

Results of Operations

We commenced our principal operations on June 30, 2005 when we accepted subscriptions for the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued the initial 80 Units to investors. During 2005, we acquired a direct interest in a property and an interest in an additional property through a consolidated joint venture. During 2006, we acquired direct interests in two more properties and made investments in three joint ventures through which we obtained an ownership interest in five other properties. In 2007, we made investments in two more joint ventures through which we obtained an ownership interest in two other properties. During 2008, we made an investment in one additional property through an existing joint venture and acquired an additional equity interest in another existing joint venture. As of September 30, 2010, our investments include three wholly-owned properties comprising 225,000 square feet of gross leasable area, one property in which we own a controlling interest comprising 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising 1,142,000 square feet of gross leasable area.

Our direct property acquisitions were accounted for as purchases, and the results of their operations are included in our consolidated financial statements from their respective dates of acquisition. We report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them.

Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009

Revenue. Revenue decreased $130,000 or 8% during the three months ended September 30, 2010, compared to the same period in 2009 ($1.5 million in 2010 versus $1.6 million in 2009). This decrease is due primarily to a decrease in expense recoveries due to a property tax refund received for our Lantern Lane property.

General and Administrative. General and administrative expenses increased $8,000 or 50% during the three months ended September 30, 2010 compared to the same period in 2009 ($24,000 in 2010 versus $16,000 in 2009). This increase was primarily due to an increase in insurance premiums for directors and officers of our general partner.

General and Administrative – Related Party. General and administrative expenses paid to affiliates of our General Partner increased $42,000 or 53% during the three months ended September 30, 2010, compared to the same period in 2009 ($121,000 in 2010 versus $79,000 in 2009). This increase was primarily due to timing differences in our General Partner’s compensation accrual recorded during the third quarter of 2010 which caused a higher than normal expense for that period.

Property Expenses. Property operating expenses decreased $14,000 or 3% during the three months ended September 30, 2010 compared to the same period in 2009 ($395,000 in 2010 versus $409,000 in 2009). This decrease was primarily due to a property tax refund received for our Lantern Lane property. The decrease was partially offset by an increase in bad debt expense associated with certain tenant receivables at our Olmos Creek and Westside Plaza properties.

Legal and Professional Fees. Legal and professional fees increased $21,000 or 43% during the three months ended September 30, 2010 compared to the same period in 2009 ($67,000 in 2010 versus $46,000 in 2009). This increase was primarily due to services provided related to the collection of past due tenant receivables and costs associated with leases that were ultimately not executed.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $19,000 or 3% during the three months ended September 30, 2010 compared to the same period in 2009 ($637,000 in 2010 versus $618,000 in 2009). This increase was primarily due to the accelerated amortization of intangible lease costs resulting from tenant vacancies.

Interest and Other Income. Interest and other income of $9,000 recorded during the three months ended September 30, 2009, represents interest on the outstanding balance on a note receivable from our joint venture partner on our investment in 5433 Westheimer L.P. That note was paid in full during the fourth quarter of 2009. Interest income earned during the three months ended September 30, 2010 was limited to interest earned on deposit accounts.

Interest Expense. Interest expense increased $33,000 or 4% during the three months ended September 30, 2010 compared to the same period in 2009 ($818,000 in 2010 versus $785,000 in 2009). This increase resulted from interest accrued on borrowings from affiliates of our General Partner in September 2009 (see Note 5 to the consolidated financial statements).

Equity in Losses From Non-Consolidated Entities. Equity in losses from non-consolidated entities increased $85,000 or 18% during the three months ended September 30, 2010, compared the same period in 2009 ($558,000 in 2010 versus $473,000 in 2009). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is due to increased depreciation expense resulting from the redevelopment project at our Woodlake Square property. Our joint venture has reassessed and shortened the estimated useful lives of various buildings consistent with the demolition of such buildings as part of the redevelopment. The redevelopment commenced in July 2010.

Margin Tax Expense. Margin tax benefit decreased $9,000 or 100% during the three months ended September 30, 2010 compared to the same period in 2009 ($0 in 2010 compared to $9,000 in 2009). This decrease was due to a large margin tax refund we received in the third quarter of 2009 related to an overpayment of our 2008 taxes.

Net Loss Attributable to Non-Controlling Interest. Net loss attributable to non-controlling interest decreased $18,000 or 60% during the three months ended September 30, 2010 compared to the same period in 2009 ($12,000 in 2010 versus $30,000 in 2009). This decrease was primarily due to a decrease in the loss recorded at our Lake Houston property resulting from increased rental income generated by a new tenant.

Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009

Revenue. Revenue decreased $275,000 or 5% during the nine months ended September 30, 2010 compared to the same period in 2009 ($4.8 million in 2010 versus $5.1 million in 2009). A decrease in recoverable property tax expenses resulted in a corresponding decrease in expense recoveries billed to our tenants.

Property Expense. Property operating expenses decreased $227,000 or 16% during the nine months ended September 30, 2010 compared to the same period in 2009 ($1.2 million in 2010 versus $1.4 million in 2009). This decrease was primarily due to a property tax refund received for our Lantern Lane property as well as decreased property tax accruals for the 2010 tax year for our Lantern Lane and Westside Plaza properties.

Property Management Fees – Related Party. Property management fees to affiliates of our General Partner decreased $32,000 or 15% during the nine months ended September 30, 2010 compared to the same period in 2009 ($185,000 in 2010 versus $217,000 in 2009). Property management fees are calculated based on tenant billings. This decrease was primarily due to a decrease in expense recoveries that were billed to tenants during the first quarter of 2010 compared to the first quarter of 2009.

Legal and Professional Fees. Legal and professional fees increased $36,000 or 23% during the nine months ended September 30, 2010 compared to the same period in 2009 ($186,000 in 2010 versus $150,000 in 2009). This increase was primarily due to services provided related to the collection of past due tenant receivables and costs associated with leases were ultimately not executed.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $156,000 or 8% during the nine months ended September 30, 2010 compared to the same period in 2009 ($1.8 million in 2010 versus $2.0 million in 2009). This decrease was primarily due to a decrease in depreciation of tenant improvements and amortization of in-place leases as a substantial portion of those costs were written off due to tenant vacancies during the early part of 2009.

Interest and Other Income. Interest and other income of $35,000 recorded during the nine months ended September 30, 2009, represents interest on the outstanding balance on a note receivable from our joint venture partner on our investment in 5433 Westheimer L.P. That note was paid in full during the fourth quarter of 2009. Interest income earned during the nine months ended September 30, 2010 was limited to interest earned on deposit accounts.

Interest Expense. Interest expense increased $109,000 or 5% during the nine months ended September 30, 2010 compared to the same period in 2009 ($2.4 million in 2010 versus $2.3 million in 2009). This increase resulted from interest accrued on borrowings from affiliates of our General Partner in September 2009 (see Note 5 to the consolidated financial statements).

Equity in Losses From Non-Consolidated Entities. Equity in losses from non-consolidated entities increased $2.2 million or 190% during the nine months ended September 30, 2010 compared to the same period in 2009 ($3.3 million in 2010 versus $1.1 million in 2009). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is due to increased depreciation expense resulting from the redevelopment project at our Woodlake Square property. Our joint venture has reassessed and shortened the estimated useful lives of various buildings consistent with the demolition of such buildings as part of the redevelopment.

Net Loss Attributable to Non-Controlling Interest. Net loss attributable to non-controlling interest decreased $62,000 or 70% during the nine months ended September 30, 2010 compared to the same period in 2009 ($27,000 in 2010 versus $89,000 in 2009). This decrease was primarily due to a decrease in the loss recorded at our Lake Houston property resulting from increased revenues from a new tenant and a decrease in depreciation and amortization expenses.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements with cash on hand and through net cash provided by property operations and financing activities. We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. As further discussed below under “Debt,” we have two refinancing obligations in 2011.

The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our revenues, profitability and results of operations. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2010 cash resources to be insufficient to meet our obligations. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect investors’ invested capital. As we have several projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We believe that the economy and real estate market may recover prior to our anticipated liquidation commencement date of October 31, 2012. However, if the economy remains in a protracted recession, we may seek to postpone liquidation if we believe such liquidation is not in the best interest of the Partners at that time.

Projected cash sources and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2011. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) financings of unencumbered properties and (3) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on disposition of those properties.

As of September 30, 2010 and December 31, 2009, our cash and cash equivalents totaled $2.5 million and $3.3 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities during the nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Nine months ended September 30,
	2010	2009

Operating activities	$(60)	$1,918
Investing activities	371	(896)
Financing activities	(1,123)	886

Operating Activities

During the nine months ended September 30, 2010 and 2009, net cash flows provided by operating activities decreased $2.0 million ($60,000 of cash outflows during the 2010 period versus $1.9 million of cash inflows during the 2009 period). This decrease in cash flows was primarily due to the collection of accounts receivable – related party during the first quarter of 2009 for amounts that had been advanced during 2008. We had no such collections in 2010. In addition, cash collections from tenants decreased as a result of the timing of property tax recovery payments from our anchor tenants. The 2008 property tax recoveries were collected during the first quarter of 2009 while the 2009 property tax recoveries were billed and collected during the fourth quarter of 2009. Net cash flows provided by operating activities also decreased as a result of the timing of property tax payments. We deferred payment of 2009 property taxes for three of our properties until the first quarter of 2010. In 2009, we deferred payment for only two properties.

Investing Activities

During the nine months ended September 30, 2010, we received $897,000 in distributions from our non-consolidated joint venture entities compared to $155,000 during the same period in 2009. The increase in 2010 was primarily attributable to a $573,000 distribution we received from our Woodlake Square investment which was driven by the sale of 90% of our interest to a new joint venture partner. Additionally, we had cash investments of $424,000 in our non-consolidated joint ventures during the nine months ended September 30, 2010 compared to $1.1 million during the same period in 2009. Investments were lower in 2010 due to reduced working capital needs at our Casa Linda property resulting from increased occupancy following the redevelopment of that center. The increase in cash from the reduction of investments and the increase in distributions received was offset by a decrease of $124,000 in payments received on notes receivable as the note was paid in full in December 2009.

Financing Activities

During the nine months ended September 30, 2010, we made net repayments on notes payable – related party of $1.0 million compared to net borrowings of $2.5 million during the 2009 period. During 2010, we had cash savings of $1.5 million due to the suspension of all distribution and redemption payments beginning July 2009.

Debt

The $24.6 million in debt maturities in 2011 consists of a $13.4 million mortgage on our Lantern Lane property which matures in September 2011 and a $11.2 million mortgage on our Olmos Creek property that matures in December 2011. In each case, we believe that we will be able to extend the mortgage with the current lender, refinance with a new lender, or dispose of the property in an orderly sale prior to the maturity date. If we are unable to extend or refinance the mortgage, we may be forced to sell the properties at a time when it is disadvantageous to do so, and such disposal could result in a loss.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2010. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 15, 2010

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