Form 10-K
period 2010-12-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2011-03-31
CIK 1330466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Registrant’s telephone number, including area code (713) 850-1400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

     In this Annual Report on Form 10-K (“Annual Report”), all references to “we,” “our,” and “us” refer collectively to AmREIT Monthly Income & Growth Fund III, LTD. and its subsidiaries, including joint ventures.

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

PART I

ITEM 1. BUSINESS

Background

     We are a Texas limited partnership formed in April 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, commercial real estate consisting primarily of single-tenant and multi-tenant retail properties. Our investment strategy has been to retain approximately 50% of our properties as income-producing assets during our projected six-year operating period, and opportunistically sell the remaining properties under attractive market conditions and reinvest the net sales proceeds into additional property investments. Our principal office is located at 8 Greenway Plaza, Suite 1000, Houston, Texas 77046. Our telephone number is (713) 850-1400.

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

     Our general partner is AmREIT Monthly Income & Growth III Corporation, a Texas corporation and subsidiary of AmREIT, Inc. (“AmREIT”), an SEC reporting, non-traded Maryland corporation that has elected to be taxed as a real estate investment trust. We refer to AmREIT Monthly Income & Growth III Corporation as the General Partner. AmREIT and its predecessors have sponsored and advised 18 partnerships formed for the purpose of investing in properties during their 27-year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement, which we refer to as the Partnership Agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of the properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under the Partnership Agreement. Our General Partner has invested $1,000 in us for its general partner interest and has invested $800,000 in us for Limited Partner Units. We refer to our General Partner and our Limited Partners collectively as the Partners.

     We issued Units in the Offering in reliance upon exemptions from the registration requirements of the Securities Act and state securities laws. As a result, our Limited Partners may not transfer the Units except pursuant to an effective registration statement or pursuant to an exemption from registration. The Units are not currently listed on a securities exchange and there currently is no established public trading market for the Units. We do not intend to list the Units at this time and have no plans to list the Units on an exchange in the future.

     As of December 31, 2010, our investments included three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area, one property in which we own a controlling interest through a joint venture comprising approximately 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area. A majority of our properties are located in highly populated, suburban communities in Texas.

As of December 31, 2010, these properties were 77% leased. We acquired all of these properties subsequent to our formation.

     The following is a summary of the eleven properties in which we owned an interest as of December 31, 2010:

Property	Location	Percent Owned	Square Footage	Occupancy	Annualized Base Rent (1)
Market at Lake Houston (4)	Houston	60%	101,799	100%	$1,581,000
Lantern Lane	Houston	100	79,462	88	1,296,000
Olmos Creek	San Antonio	100	102,178	86	854,000
Westside Plaza	Houston	100	43,021	43	526,000
Berkeley Square (5)	Dallas	20	125,333	88	1,983,000
Casa Linda Plaza (5)	Dallas	50	324,569	72	3,293,000
Preston Park Gold (5)	Dallas	20	101,096	84	791,000
Preston Towne Crossing (5)	Dallas	20	169,844	78	2,598,000
Woodlake Pointe (2)(5)(6)	Houston	30	82,120	100	216,000
Woodlake Square (3)(5)	Houston	3	205,522	62	1,564,000
5433 Westheimer (5)(7)	Houston	58	133,881	63	1,465,000
Totals			1,468,825		$16,167,000

(1)

Annualized base rent represents base rents in place on leases with rent having commenced as of December 31, 2010 and does not reflect straight-line rent or other adjustments required under generally accepted accounting principles.

(2)	Property is planned for redevelopment.

(3)	Property is currently under redevelopment.

(4)	Property is 60% owned through a joint venture and is consolidated in our financial statements and was sold subsequent to December 31, 2010.

(5)	Property is owned through a joint venture that is not consolidated in our financial statements.

(6)	As of December 31, 2010 this property was occupied by a tenant with a temporary lease.

(7)	Property represents a mixed-use investment that includes a hotel and an 11 story office building. The information provided in this table is related to the office building only.

See “Item 2. Properties” for a more detailed description of our investments in properties.

Investment Objectives

     Our investment objectives are:

•	to preserve and protect our Limited Partners’ capital contributions;

•	to provide cash distributions to our Partners through the operation of our properties; and

•	to add value to our properties in which we have invested during our operating period and to realize appreciation upon the ultimate sale of such properties.

Investment Strategy

     We were formed to acquire, develop and operate a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. We will seek to maximize our income and capital growth during our operating period by (1) selling approximately 50% of our properties when appropriate and reinvesting the net sales proceeds into additional properties (we refer to this process as Active Management), and (2) owning the remaining properties as income-producing assets during our entire operating period. Our operating period will continue until October 31, 2012. The operating period may be extended to October 31, 2014 with the consent of the majority of Units held by our Limited Partners. At the end of our operating period, the General Partner will begin an orderly liquidation of our properties and will distribute the net proceeds from liquidation to our Partners. If our General Partner does not diligently pursue the liquidation of our properties at the end of our operating period, it will forfeit its $800,000 investment in Units.

     Equity Allocation

     As of December 31, 2010, we had invested substantially all of the net proceeds of the Offering in real properties. We have invested approximately 75% of our capital in existing commercial shopping centers, primarily multi-tenant properties and mixed-use properties. Approximately 25% of our capital is invested in the development and redevelopment of commercial shopping centers, consisting primarily of multi-tenant and mixed-use developments. However, if our General Partner determines that the risk/return dynamic of the development investment activities or the acquisition of existing retail centers dramatically improves or declines, our capital will be reallocated accordingly.

     Investments in Properties with Operating Histories

     We have invested approximately 75% of our capital in existing shopping centers leased to high quality tenants, consisting primarily of multi-tenant centers and mixed-use properties. These investments are primarily shopping centers that are grocery-anchored, strip center, mixed-use or lifestyle properties whose tenants consist of national, regional and local retailers. Our grocery-anchored shopping centers are anchored by an established grocery store operator in the region. Our other shopping centers are typically leased to national and regional tenants, as well as a mix of local and value retailers. Our lifestyle centers are typically anchored by a combination of national and regional tenants that provide customer traffic and tenant draw for specialty and restaurant tenants that support the local consumer. We also own shopping centers that are leased to national drug stores, national restaurant chains, national value-oriented retail stores and other regional and local retailers.

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

     Development and Redevelopment Properties

     We have invested approximately 25% of our capital in development and redevelopment properties, either directly or indirectly through joint ventures. Of the eleven properties in which we currently own an interest, we have initiated plans to redevelop Woodlake Square and Woodlake Pointe. The amount of equity committed to development and redevelopment projects is generally between 25% and 100% of the total cost of the project, with the remaining costs being funded through lines of credit, construction financing or other property level mortgage financing. We work closely with local development partners in these transactions throughout the development process.

     We are currently redeveloping Woodlake Square, and we plan to redevelop Woodlake Pointe. It is likely that these properties will become mixed-use developments which may include office, residential, entertainment and hospitality components. It is possible that our future investments will have mixed-use components as well. Our General Partner will analyze the market surrounding each mixed-use development to determine the optimal mix of retail to non-retail components. We seek to develop properties in locations that provide limited competition, quality demographics and strong market fundamentals. We intend to commence the leasing process before construction of a particular development property.

     Our General Partner may hire a general contractor to provide construction and construction management services for each of our development and redevelopment projects. The general contractor will be entitled to fees for providing these services, and these fees may be paid on a fixed price basis or a cost plus basis. AmREIT Construction Company, an affiliate of our General Partner, has historically provided construction and construction management services for many of our development and redevelopment projects. During 2008, AmREIT Construction Company ceased providing these services. We may engage in the future AmREIT Realty Investment Corporation (“ARIC”), also an affiliate of our General Partner, for construction management services. In these cases, such services will be provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.

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

Net Leases

     We typically enter into net leases with our tenants. “Net leases” are leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple net, double net and bondable. Triple net and bondable leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. Double net leases typically require the landlord to be responsible for the roof and structure of the building while the tenant is responsible for all remaining expenses associated with the real estate. Since each lease is an individually negotiated contract between two or more parties, each contract will have different obligations for both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property, and we will have limited ability to revise the terms of leases for those tenants.

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

•

no duplication of joint venture costs and expenses or of costs and expenses relating to the joint venture business, including organization and syndication expenses, acquisition and development costs; and

•

any purchase, sale or financing transactions between the joint venture partner and our General Partner or its affiliates must be on terms which are commercially reasonable and comparable to those relating to transactions between unrelated parties.

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

     Liquidation Period

     Our General Partner will in good faith actively market for sale all of our properties other than those in the development or redevelopment stage and commence an orderly Partnership liquidation on or before October 31, 2012. Properties in the development or redevelopment stage at the end of the operating period will be marketed for sale upon completion. The operating period may be extended to October 31, 2014 with the consent of Limited Partners owning a majority of the outstanding Units. If our General Partner does not take all commercially reasonable efforts to diligently pursue the portfolio sale and liquidation on our behalf as described above, it shall forfeit its $800,000 investment in our Units.

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

     AmREIT’s Purchase Rights

     We have granted AmREIT a limited right of first refusal to purchase our wholly-owned properties that our General Partner determines are in our best interests to sell. For properties we own through a joint venture, we will grant AmREIT this right of first refusal, subject to the approval of our joint venture partners. If our General Partner determines that it is in our best interests to sell one of our properties, our General Partner will notify AmREIT of our desire to sell such property. AmREIT will then have 30 days to determine whether to pay the market value to acquire the property for itself. To determine the market value of a property, both AmREIT and we, at our own cost and expense, shall appoint a real estate appraiser with at least five years full-time commercial appraisal experience and who is a member of the Appraisal Institute (MAI designation). If either of us fails to appoint an appraiser, the single appraiser appointed shall be the sole appraiser and shall determine the market value. Each appraiser shall conduct an independent appraisal of the property within 30 days after the two appraisers are appointed. If the appraised values are within five percent of each other, the market value of the property shall be the mean of the two appraisals. If the two appraisals are more than five percent apart, a third appraiser meeting the qualifications stated above and independent from each party shall be appointed by the existing appraisers. Each of the parties shall bear one-half of the cost of the third appraiser. Within 30 days after its selection, the third appraiser shall complete its appraisal of the property. Upon completion of the third appraisal, if the low appraisal and/or the high appraisal are/is more than five percent lower and/or higher than the middle appraisal, the low appraisal and/or the high appraisal shall be disregarded. If only one appraisal is disregarded, the remaining two appraisals shall be added together and their total divided by two, with the resulting quotient being the market value. If both the low appraisal and the high appraisal are disregarded as stated above, the middle appraisal shall be the market value. AmREIT will have 10 business days after the final determination of market value to elect to purchase the property. If AmREIT agrees to pay the market value for a property, as determined above, we will sell the property to AmREIT. If AmREIT declines to acquire a property or fails to notify us of its intent to acquire a property within the requisite time periods, then we will market the property to third parties.

     During 2010, our General Partner notified AmREIT of its intent to sell our Market at Lake Houston property. Our General Partner and AmREIT followed the appraisal process outlined above, and AmREIT exercised its right of first refusal to acquire the property. In February 2011, we sold the Market at Lake Houston property to AmREIT for a combination of cash and the assumption of debt.

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

     We generally finance the acquisition of properties pursuant to new financing or assumption of existing indebtedness. We may refinance one of our properties after it has increased in value or when more favorable terms are available. Refinancing may permit us to retain such property and, at the same time, generate distributions to our Partners, enable us to engage in renovation or remodeling activities, or make further acquisitions. We may incur debt for expenditures related to our properties, including expenses to facilitate the sale or payment of capital expenditures. We may not incur indebtedness (or any refinancing thereof) to acquire or improve properties in an amount greater than 75% of our cash and cash equivalents plus the market value of our portfolio based on a cap rate approach applied to the net operating income of the property, with a target of 60% of the value of our assets.

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

     Our General Partner invests our reserves and other available funds not committed to investments in properties in United States government securities, securities issued and fully guaranteed by United States government agencies, securities issued and fully guaranteed by states or municipalities, certificates of deposit and time or demand deposits in commercial banks, bankers’ acceptances, savings and loan association deposits or deposits in members of the Federal Home Loan Bank System or money market instrument funds.

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

     Interests in Other Real Estate Programs

     AmREIT sponsors and manages real estate programs and ventures. The existing entities that our General Partner’s management also manages that have similar investment objectives and that may compete with us are AmREIT Income & Growth Fund, Ltd., AmREIT Monthly Income & Growth Fund, Ltd., AmREIT Monthly Income and Growth Fund II, Ltd., AmREIT Monthly Income and Growth Fund IV, L.P. and AmREIT. In addition to identifying, originating and effecting property acquisitions and development projects for us, our General Partner’s management and its affiliates will continue to acquire and develop real estate for the account of other affiliated and unaffiliated investors. Conflicts of interest with our General Partner’s management may arise in its allocating opportunities between us and other programs, particularly where our General Partner’s profit or loss interest in such other investment is different than our General Partner’s interest in the Partnership.

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

     Competition for Management Services

     Our General Partner’s management is engaged in substantial activities apart from our business, including their duties to AmREIT and other real estate programs sponsored by AmREIT. As such, they will devote only so much of their entire time to our affairs as is reasonably required in their judgment, and they could have conflicts of interest in allocating their time between us and other entities. Our General Partner believes that it has sufficient staff to fully discharge its responsibilities to us.

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

     Transactions with Affiliates

     We may, from time to time, sell some of our properties to AmREIT. As a result of the inherent conflict in such a sale, we will only sell a property to AmREIT if it agrees to pay the market value or the amount of a bona fide final third-party offer for that property. See “Item 1. Business – Disposition Policies – AmREIT’s Purchase Rights” for a more detailed description of AmREIT’s rights. In addition, we may borrow money from AmREIT or its affiliates. Although our General Partner will only approve an affiliated borrowing transaction if, in the exercise of its fiduciary duties, it determines that the terms are fair and reasonable and no less favorable to us than comparable loans between unaffiliated third parties, our General Partner could face conflicts of interest in connection with such a transaction that may not be resolved in the best interests of our Limited Partners.

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

     AmREIT Construction Company, an affiliate of our General Partner, has historically provided construction and construction management services for certain of our development and redevelopment projects. AmREIT Construction Company completed our Westside Plaza and Casa Linda redevelopment projects in 2007 and 2009, respectively. During 2008, AmREIT Construction Company ceased providing general contracting services. We may engage ARIC in the future for construction management services. As a result of us using AmREIT Construction Company for these services, we have not had the benefit of independent construction management to the same extent as if AmREIT Construction Company was unaffiliated. Since ARIC is an affiliate of our General Partner, we do not have the benefit of arm’s-length negotiation of any contracts we enter into with ARIC that would apply between unrelated parties.

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

Employees

     We have no employees. Our affairs are managed by our General Partner, and our General Partner and its affiliates provide services to us related to acquisitions, property management, accounting, investor relations and other administrative services. We are dependent upon our General Partner and its affiliates for these services.

     See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a discussion of our compensation arrangements.

Insurance

     We believe that our properties are adequately insured.

Competition

     As we purchase properties for our portfolio, we are in competition with other potential buyers, including our affiliates, for the same properties. As a result, we may either have to pay more to purchase the property than we would if there were no other potential acquirers or locate another property that meets our investment criteria. Although our retail properties have an average occupancy of 77%, and we have acquired, and intend to continue to acquire, properties subject to existing leases, the leasing of real estate is highly competitive, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for their properties.

Concentration of Credit Risk

          We have geographic concentration in our property holdings. In particular, as of December 31, 2010, all of our properties were located in Texas. We have tenant concentration in our properties. Rental income generated from H-E-B Grocery represented 23% of our 2010 rental income.

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

ITEM 1A. RISK FACTORS

          Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

Overview

          During the period from April 19, 2005 (inception) to December 31, 2010, we acquired interests in eleven properties. We directly own three properties and have investments in eight properties through joint venture arrangements. We have included a description of the types of real estate in which we have invested and will invest, and a summary of our investment policies and limitations on investment and the competitive conditions in which we operate under “Item 1. Business” above. We believe our properties are suitable for their intended use and are adequately insured.

          As of December 31, 2010, we owned interests in the following properties, all of which are located in Texas:

Property	Location	Square Footage	Percent Owned	Annualized Base Rent (1)	Percentage of Total Annualized Base Rent (1)
Market at Lake Houston (2)	Houston	101,799	60	$1,581,000	9.8
Lantern Lane	Houston	79,462	100	1,296,000	8.0
Olmos Creek	San Antonio	102,178	100	854,000	5.3
Westside Plaza	Houston	43,021	100	526,000	3.3
Berkeley Square (3)	Dallas	125,333	20	1,983,000	12.3
Casa Linda Plaza (3)	Dallas	324,569	50	3,293,000	20.4
Preston Park Gold (3)	Dallas	101,096	20	791,000	4.9
Preston Towne Crossing (3)	Dallas	169,844	20	2,598,000	16.0
Woodlake Pointe (3)(4)	Houston	82,120	30	216,000	1.3
Woodlake Square (3)	Houston	205,522	3	1,564,000	9.7
5433 Westheimer (3)	Houston	133,881	58	1,465,000	9.0
Totals		1,468,825		$16,167,000	100.0

(1)

Annualized base rent represents base rents in place on leases with rent having commenced as of December 31, 2010 and does not reflect straight-line rent or other adjustments under generally accepted accounting principles.

(2)	Property is 60% owned through a joint venture which is consolidated in our financial statements and was sold subsequent to December 31, 2010.

(3)	Property is owned through a joint venture that is not consolidated in our financial statements.

(4)	As of December 31, 2010 this property was occupied by a tenant with a temporary lease.

Description of Our Real Estate Investments

          Westside Plaza

          On September 30, 2005, we purchased a 100% interest in the Westside Plaza property, a 43,021 square foot retail shopping center located in Houston, Texas. The property was purchased from an unaffiliated third-party. We used proceeds from the Offering and assumed two 20-year mortgage loans with a June 2015 maturity to fund the acquisition of the Westside Plaza property. The first loan in the amount of $10.2 million bears an annual interest rate of 5.62% and had an outstanding principal balance of $9.4 million as of December 31, 2010. The second loan in the amount of $640,000 bears an annual interest rate of 12.75% and had an outstanding principal balance of $635,000 as of December 31, 2010.

          The Westside Plaza property was 43% leased at December 31, 2010 and is anchored by Fadi’s restaurant, which occupies 5,125 square feet with a lease scheduled to expire in January 2012. In December 2010, we entered into a lease agreement with a women's fashion retailer for 24,500 square feet. The lease expires in June 2016. We completed the redevelopment of the property by adding aesthetic enhancements during 2007.

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

          This property was 100% leased as of December 31, 2010. H-E-B Grocery is the largest tenant occupying 80,641 square feet with a lease scheduled to expire February 2017. We acquired this property with the expectation that it would provide a stable stream of rental income.

          In February 2011, we sold the Market at Lake Houston property to AmREIT for a combination of cash and the assumption of debt. The acquisition was subject to the appraisal process set forth in “Item 1. Business – Disposition Policies – AmREIT’s Purchase Rights.”

          5433 Westheimer

          On March 31, 2006, through a special purpose entity, 5433 Westheimer, LP, we purchased a 50% interest in the 5433 Westheimer property, a 133,881 square foot, 11 story office building located in Houston, Texas. Our joint venture partner, Songy Partners, purchased the other 50% interest in the joint venture. The property was purchased from an unaffiliated third-party. We acquired our interest in the 5433 Westheimer property with proceeds from the Offering. In January 2008, we mortgaged our interest in this property with a $32.9 million, three-year variable-rate loan with a third-party lender. In December 2010, we elected to extend the loan for a term of one year. The loan bears interest at LIBOR plus a spread of 1.70%. The office building was 63% leased as of December 31, 2010. Prosperity Bank is the largest tenant occupying 17,185 square feet with a lease scheduled to expire in May 2011. We acquired this property with the intent to redevelop the site into a mixed use complex with retail shopping, office, and hospitality components. We extended a loan in the amount of approximately $7.0 million to 5433 Westheimer, LP in March 2006 in connection with our plans for redeveloping the site. This loan had a variable interest rate of LIBOR plus 2%. During 2008, the property was refinanced with a third-party lender. In conjunction with that refinancing, the lender required an additional equity contribution of $7.0 million. This requirement was satisfied through conversion of our $7.0 million loan to an equity interest in the property. We established a note receivable with our joint venture partner for its portion of the additional equity contribution ($3.5 million). In November 2008, we converted $800,000 of that note into an additional 7.5% equity interest in the property. The balance of the note was paid in full during 2009. The property is accounted for under the equity method of accounting as it does not meet all conditions for consolidation outlined in Accounting Standards Codification (“ASC”) 810 Consolidation. We completed redevelopment of the office building and construction of a 152-room hotel in October 2009 at a total cost of approximately $31.7 million. During 2010, the hotel was approximately 72% occupied, and generated an average daily rate of $109.

          Olmos Creek

          On June, 30, 2006, through our wholly-owned special purpose entity, AmREIT Olmos Creek, LP, we purchased a 100% interest in the Olmos Creek property, a 102,178 square foot retail shopping center located in San Antonio, Texas. The property was purchased from an unaffiliated third-party. We used proceeds from the Offering to fund the acquisition of Olmos Creek. Subsequent to the acquisition, we obtained a 10-year interest-only mortgage loan with a November 2011 call date in the amount of $11.2 million that bears an annual interest rate of 6.02%. As of December 31, 2010, the property was 86% leased. Major tenants include H-E-B Grocery as the largest tenant occupying 55,513 square feet, Subway, UPS Store and Edward Jones. Additionally, we have ground leases with Compass Bank through May 2017 and McDonald’s through June 2017. We acquired this property with the expectation that it would provide a stable stream of rental income. We currently do not have plans to renovate or redevelop the Olmos Creek property.

          During 2006, we sold a parcel of the Olmos Creek property to an unaffiliated third-party for $775,000. We paid our General Partner $25,000 in real estate brokerage commissions on the sale.

          Lantern Lane

          On September 29, 2006, through our wholly-owned special purpose entity, AmREIT Lantern Lane, LP, we purchased a 100% interest in the Lantern Lane property, a 79,462 square foot retail shopping center located in Houston, Texas. The property was purchased from an unaffiliated third-party. We used proceeds from the Offering and obtained a 5-year interest-only mortgage loan with a maturity of September 2011 in the amount of $13.4 million that bears an annual interest rate of 6.0% to fund the acquisition of the Lantern Lane property.

          The property was 88% leased at December 31, 2010. Rice Food Market, Inc. is the largest tenant occupying 21,450 square feet with a lease scheduled to expire in January 2013. We acquired this property with the expectation that it would provide a stable stream of rental income and have no plans to redevelop the property.

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

          Major tenants of the Preston Gold property include Gold’s Gym which occupies 49,427 square feet and Chair King which occupies 27,438 square feet. Leases for these tenants are scheduled to expire in October 2024 and June 2017, respectively. The property was redeveloped in July 2007. The property is unencumbered and was 84% occupied as of December 31, 2010.

          Preston Towne Crossing and Berkeley Square. The 169,844-square-foot Preston Towne Crossing and the 125,333-square-foot Berkeley Square were 78% and 88% occupied, respectively at December 31, 2010 and are located on 35 acres at the northeast corner of Preston Road and West Park Boulevard in Plano. PTC/BSQ assumed mortgage loans in the amount of $22.4 million and $18.1 million encumbering Preston Towne Crossing and Berkeley Square, respectively. Each of the loans matures in January 2012. The Preston Towne Crossing loan bears interest at 5.83% and had a balance of $20.7 million as of December 31, 2010. The Berkeley Square loan bears interest at 5.87% and had a balance of $16.8 million as of December 31, 2010.

          Major tenants of the Preston Towne Crossing property include REI which occupies 27,000 square feet and Park Plaza Salon which occupies 20,000 square feet. Leases for these tenants are scheduled to expire in April 2015 and January 2012, respectively. Studio Movie Grill Concepts, Ltd. is the largest tenant of Berkeley Square occupying 30,977 square feet with a lease scheduled to expire in February 2015.

          Developed during 1986 and 1987, the shopping centers underwent renovations during 2007 and 2008 to enhance the facades, complete store pop-ups, upgrade landscaping and add new signage. These enhancements were completed during 2008. The properties also include undeveloped land behind Berkeley Square that we believe can be sold to an office or residential developer.

          Casa Linda Plaza

          On December 8, 2006, through a joint venture arrangement with an affiliate of our General Partner, AmREIT Monthly Income & Growth Fund IV, L.P. (“MIG IV”), we acquired a 50% interest in the Casa Linda Plaza property, a 324,569 square foot retail shopping center located in Dallas, Texas. Our joint venture partner owns the remaining 50% interest in the joint venture. The property was purchased from an unaffiliated third-party. We used proceeds from the Offering and obtained a 7-year mortgage loan with a maturity of January 2014 to fund the acquisition of the Casa Linda Plaza property. The loan was in the amount of $38.0 million, bears an annual interest rate of 5.48% and is interest-only until maturity.

          The property was 72% leased at December 31, 2010. Albertson’s is the largest tenant occupying 59,561 square feet with a lease scheduled to expire in July 2016. Additional tenants are Petco, Starbucks, Wachovia, Chili’s, Blockbuster, and Supercuts. The property was originally built between 1946 and 1949. During 2009, the Casa Linda Plaza property completed a substantial renovation that has allowed the property to maintain its historical character and prominence in the community, while updating the property’s features. The renovation was completed in April 2009 at a cost of $7.1 million.

          Woodlake Square

          On August 31, 2007, through a joint venture arrangement with affiliates of our General Partner, MIG IV and ARIC, we acquired a 30% interest in the Woodlake Square property, a 205,522 square foot retail shopping center located in Houston, Texas. Our joint venture partners acquired the other 70% interest in the joint venture. The property was purchased from an unaffiliated third-party. We used proceeds from the Offering and obtained a 3-year mortgage loan from Frost Bank to fund the acquisition of the Woodlake Square property. The loan was in the amount of $24.0 million and was interest-only until maturity. The interest related to this debt was at a variable interest rate of LIBOR plus 1.35%. In December 2007, the property entered into an interest rate swap to hedge its position on the mortgage, effectively fixing the investment rate at 5.465%.

          In July 2010, we and our affiliated joint venture partners on our Woodlake Square property, MIG IV and ARIC, entered into a joint venture agreement with a third party on our Woodlake Square property. As part of this transaction, we and our affiliates sold 90% of our interest in the property and retained a 10% ownership interest, which carries a promoted interest in cash flows once an 11.65% preferred return threshold is met on the project. Prior to the transaction, we owned a 30% interest in the property, and we own a 3% interest, post-transaction. We recorded an impairment of approximately $185,000 on this investment which has been recorded as impairment in equity in losses from non-consolidated subsidiaries in our consolidated statements of operations. The sale generated cash proceeds of approximately $3.4 million, and we, our affiliated partners, and our third party joint venture partner are responsible for funding our pro rata amount of the redevelopment costs on the project, which are currently estimated to be approximately $8.0 million. Additionally, as part of the transaction, the $23.8 million loan on the property, which was due to mature in September 2010, was paid in full at closing. The new entity in which we now own a 3% interest, VIF II/AmREIT Woodlake L.P., is the borrower on the new $20.9 million loan, which has a 3-year term with two one-year extension options, provided certain conditions are met. The maturity of the new loan is July 2017. We, along with our affiliate, MIG IV are joint and several repayment guarantors on the loan. We will continue to account for this investment using the equity method given our ability to significantly influence the property’s operations.

          Redevelopment of the property began in July 2010 and the total cost of the project is estimated to be $8.0 million. The former Randall’s building has been demolished and the pad site was turned over to Randall’s on time and within budget. The redevelopment is on track to be completed in April 2011. The property was 62% leased at December 31, 2010. Randall’s, the largest tenant, signed a new lease in January 2010 that expires in 2035. Additional tenants are Walgreen’s, Jos. A. Bank Clothiers, Ragin Cajun, and Woodlake Children’s Center.

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

          We are currently evaluating options to redevelop this property. Louis Shanks was our sole tenant during the 2010 period. Because this property is under redevelopment, we recorded rental income as a reduction to the basis of the asset. The Louis Shanks lease represented a temporary lease that expired in January 2011. We are in the anchor leasing stage of development and currently are under letter of intent with a large national fitness tenant for a 45,000 square foot building on the unimproved land and are in discussions with an anchor tenant for the existing building. Phase I of the redevelopment is expected to commence in July 2011.

          Portfolio Information

          The following table shows our five highest tenant industry concentrations for all properties in which we own an interest as of December 31, 2010:

Industry	Total Number of Tenants	Annualized Base Rent	Percentage of Total Annualized Base Rent
Dining	45	$3,470,000	21.5
Grocery	8	2,583,000	16.0
Specialty Retail	42	2,381,000	14.7
Services	47	1,371,000	8.5
Banking	14	1,189,000	7.4

          The following table shows our tenants which occupy 10% or more of the rentable square feet for each property in which we own an interest and the lease expirations of such tenants as of December 31, 2010, assuming no exercise of renewal option or termination rights.

Property	Industry	Square Footage	Percentage of Property Rentable Square Footage	Year of Lease Expiration
Tenant
Market at Lake Houston (1)
H-E-B Grocery	Grocery	80,641	79	2017
Lantern Lane
Rice Food Markets, Inc.	Grocery	21,450	27	2013
Fidelity Investments	Banking	9,578	12	2013
Olmos Creek
H-E-B Grocery	Grocery	65,681	64	2020
Westside Plaza
Fadi’s Mediterranean Delight	Dining	5,125	12	2012
Berkeley Square
Movie Grill Concepts, Ltd.	Entertainment	30,977	25	2015
Casa Linda Plaza
Albertson’s	Grocery	59,561	18	2016
Preston Park Gold
Gold’s Gym	Gym	49,427	49	2025
Chair King	Specialty Retail	27,438	27	2017
Preston Towne Crossing
Recreational Equipment, Inc.	Sporting Goods	27,000	16	2015
Plaza Park Salon	Salon	20,000	12	2012
Woodlake Pointe
Louis Shanks of Texas (2)	Specialty Retail	82,120	100	2011
Woodlake Square
Randall’s	Grocery	56,430	28	2013

(1)	Property was sold subsequent to year end.

(2)

This property is under development, and this lease represents a temporary lease that expired in January 2011. Because this property is under redevelopment, we recorded rental income as a reduction to the basis of the asset. We are in the anchor leasing stage of development and currently are under letter of intent with a large national fitness tenant for a 45,000 square foot building on the unimproved land and are in discussions with an anchor tenants for the existing building and pads. Phase I of the redevelopment is expected to commence in the middle of 2011.

          The following table shows lease expirations for our four consolidated properties as of December 31, 2010, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Total Number of Leases	Rentable Square Feet	Annualized Base Rent	Percentage of Total Annualized Base Rent
2011	6	10,662	$255,000	6.0
2012	10	27,023	566,000	13.3
2013	11	56,476	1,030,000	24.2
2014	6	11,118	251,000	5.9
2015	4	7,282	168,000	4.0
2016	1	1,172	77,000	1.8
2017	5	84,815	1,347,000	31.6
2018	2	7,000	161,000	3.8
2019	—	—	—	0.0
2020	3	68,644	393,000	9.2
Thereafter	1	4,550	8,400	0.2
Totals	49	278,742	$4,256,400	100.0

          The following table shows lease expirations for our seven non-consolidated properties as of December 31, 2010, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Total Number of Leases	Rentable Square Feet	Annualized Base Rent	Percentage of Total Annualized Base Rent
2011 (1)	56	195,147	$2,611,000	21.9
2012	43	115,610	2,044,000	17.2
2013	37	140,316	1,854,000	15.6
2014	18	46,400	889,000	7.4
2015	31	142,579	2,126,000	17.9
2016	13	92,052	803,000	6.7
2017	1	27,438	338,000	2.8
2018	1	7,644	168,000	1.4
2019	4	9,594	189,000	1.6
2020	1	3,710	122,000	1.0
Thereafter	5	75,162	766,000	6.5
Totals	210	855,652	$11,910,000	100.0

(1)	Includes the expiration of a short-term lease with Louis Shanks for 82,120 square feet of Woodlake Pointe.

          As of December 31, 2010, we have invested substantially all of the net proceeds of the Offering in real properties. Our dispositions have been limited to the sale of a parcel of land on our Olmos Creek property in San Antonio, Texas in 2006. This sale generated $775,000 in proceeds.

ITEM 3. LEGAL PROCEEDINGS

          In the ordinary course of business, we may become subject to litigation or claims. Neither we nor our properties are the subject of any non-routine pending legal proceeding, nor are we aware of any proceeding that a governmental authority is contemplating against us.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

          On April 19, 2005, we commenced the Offering. We closed the Offering on October 31, 2006 after having raised aggregate gross proceeds of $71,090,290 through the sale of 2,844 Units to 1,160 Limited Partners. As of March 31, 2011, we have 2,833 units outstanding held by 1,161 limited partners.

          There is no established public trading market for our Units. The Units, which are “restricted securities” as defined in Rule 144 promulgated by the SEC under the Securities Act, must be held indefinitely unless they are subsequently registered under the Securities Act and any applicable state securities laws or unless, upon the advice of counsel satisfactory to us, the Units are sold in a transaction that is exempt from the registration requirements of such laws. As of December 31, 2010, no Units were eligible for sale under Rule 144 or that we have agreed to register under the Securities Act for sale by Limited Partners and there were no Units that are being, or have been publicly proposed to be, publicly offered by us. No Units have been sold since we closed the Offering on October 31, 2006.

Distributions

          The following table shows the distributions to our Limited Partners we have declared (including the total amount paid and the amount paid on a per Unit basis) from the last two fiscal years ended December 31, 2009 and December 31, 2010:

Period Paid (1)	Total Amount of Distributions Paid	Distribution Per Unit
January, 2009	$177,101	$62.50
February, 2009	177,026	62.50
March, 2009	177,026	62.50
April, 2009	177,026	62.50
May, 2009	177,026	62.50
June, 2009	177,026	62.50
July, 2009	177,026	62.50
August, 2009	—	—
September, 2009	—	—
October, 2009	—	—
November, 2009	—	—
December, 2009	—	—
January, 2010	—	—
February, 2010	—	—
March, 2010	—	—
April, 2010	—	—
May, 2010	—	—
June, 2010	—	—
July, 2010	—	—
August, 2010	—	—
September, 2010	—	—
October, 2010	—	—
November, 2010	—	—
December, 2010	—	—
Total	$1,239,257

(1)	Distributions were paid 15 days in arrears. Distributions above, paid between January 2008 and July 2009 were declared between December 2007 and June 2009.

          We declared monthly distributions to our Limited Partners at a rate of 7.5% per annum from January 2006 through November 2008. From December 1, 2008, through June 30, 2009, distributions were declared at a rate of 3.0% per annum. We suspended all distribution payments in July 2009, and do not anticipate reinstating distributions until improvements in the real estate and liquidity markets warrant such reinstatement. We have reported a cumulative net loss for GAAP and tax purposes, primarily due to the non-cash charges associated with depreciation of our real estate assets. Accordingly, all of the distributions we have paid through December 31, 2010 constitute a return of capital to our Limited Partners for tax purposes. The source of such distributions has been cash flows from operations as well as from our capital-raising activities. One of our primary goals is to pay regular (monthly) distributions to our Limited Partners. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

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

          Since our inception, we have redeemed 11.2 Units. As of June 30, 2009, we suspended all future redemptions of Units.

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

          We have no employees and are managed by AmREIT Monthly Income and Growth III Corporation, our General Partner, pursuant to the Partnership Agreement. Our General Partner is a subsidiary of AmREIT, Inc., an SEC reporting, non-traded Maryland corporation that has elected to be taxed as a real estate investment trust. In addition to owning its general partner interest in us for which it contributed $1,000, our General Partner contributed $800,000 to us in exchange for limited partnership units, or Units, which represent approximately 1% of the outstanding Units. The remaining Units are held by other Limited Partners. We qualify as a partnership for federal income tax purposes.

          We derive a substantial portion of our revenue from rental income from our properties, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the years ended December 31, 2010, 2009, and 2008. As of December 31, 2010, our properties had an average occupancy of 77%, and the average debt leverage ratio of the properties in which we have an investment was approximately 60%, with 70% of such debt carrying a fixed rate of interest.

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

          As of December 31, 2010, our investments included three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area, one property in which we own a controlling interest through a joint venture comprising approximately 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area. As of December 31, 2010, we have invested substantially all of the net proceeds of the Offering in real properties. All of our properties are located in highly populated, suburban communities in Texas.

          Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition and leasing strategy. We believe our strategy of purchasing premier retail properties in high-traffic, highly-populated areas will produce stable earnings and growth opportunities in future years.

          Given the current economic environment we ceased distributions beginning July 1, 2009. We will continue to monitor the real estate market to determine if it is in our Partners’ best interest to reinstate dividends at any point in the future. We believe the real estate market will improve prior to our expected liquidation commencement date of October 31, 2012; however, we will seek to postpone liquidation if we feel it is not in the best interests of the Partners at the time.

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

Summary of Critical Accounting Policies

          Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of our tenants. Management believes the most critical accounting policies in this regard are revenue recognition, regular evaluation of whether the value of a real estate asset has been impaired, accounting for the investment in real estate assets, accounting for the investment in non-consolidated entities, allowance for uncollectible accounts and accounting for real estate acquisitions. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience as well as various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

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

          We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments, which are based on estimates, have a direct impact on net income. Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the term of the lease for tenant improvements and intangible lease costs.

          Investment in Non-consolidated Entities

          As of December 31, 2010, we had ownership interests in eleven real estate properties, four of which are consolidated into our financial statements. Although we exercise significant influence over the activities of the remaining seven properties, we do not have a controlling financial interest in them. Accordingly, all of our real estate investments in these properties are reported under the equity method of accounting pursuant to U.S. generally accepted accounting principles. Our joint ventures recognize revenues from rents and tenant reimbursements in the same manner as discussed in the “Revenue Recognition” section above and account for real estate acquisitions in accordance with ASC 805, Business Combinations, as discussed in the “Real Estate Acquisitions” section below.

          We review our investments in non-consolidated entities for other-than-temporary impairment. Accordingly, we review the investments held by the underlying investee entities for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the investment, with the carrying value of the individual investment. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each investment. As discussed in Note 4, our Woodlake Square property recorded an impairment during the year ended December 31, 2010. Our portion of such impairment was approximately $185,000 and was recorded in equity in losses from non-consolidated subsidiaries. No impairment charges were recognized during the years ended December 31, 2009, and 2008.

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

          Real Estate Acquisitions

          We account for real estate acquisitions pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations. We expense acquisition costs associated with operating properties as incurred. We capitalize costs associated with pending acquisitions of raw land as incurred. Such costs are expensed if and when such land acquisition becomes no longer probable. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationships, if any.

          We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property.

          Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market lease amortization includes fixed-rate renewal periods. Any premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

Recently Issued Accounting Pronouncements

          In June 2009, the Financial Accounting Standards Board (the “FASB”) amended the consolidation guidance applicable to variable interest entities in ASC 810, Consolidation. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities–an interpretation of ARB No. 51, and changes the way entities account for securitizations and variable interest entities as a result of the elimination of the Qualified Special Purpose Entity (“QSPE”) concept in Statement of Financial Accounting Standards (“SFAS”) No.166. We adopted the provisions of ASC 810 on January 1, 2010. The adoption of SFAS 167 did not have an effect on our results of operations or financial position.

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

          Scheduled Lease Expirations

          During 2011, 3.8% of the total square footage of our consolidated properties expires, and 22.8% of the total square footage of our non-consolidated properties expires. Our leasing strategy for 2011 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals.

Results of Operations

          We commenced our principal operations on June 30, 2005, when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued the initial 80 Units to investors. During 2005, we acquired one interest in a property through a consolidated joint venture on September 30, 2005 and acquired a direct interest in another property on December 12, 2005. During 2006, we acquired direct interests in two additional properties, one on June 30, 2006 and the other on September 29, 2006. In 2006, we also made investments in three joint ventures through which we obtained an ownership interest in five other properties. During 2007, we made investments in two other joint ventures through which we obtained an ownership interest in two additional properties. During 2008, we made an investment in one additional property through an existing joint venture and acquired an additional equity interest in another existing joint venture. We made no additional acquisitions of properties during 2009 or 2010. Our direct property acquisitions were accounted for as purchases and the results of their operations are included in our consolidated financial statements from their respective dates of acquisition. With the exception of our investment in Market at Lake Houston, LP, which we consolidate into our financial statements, we report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

          Revenue. Revenue decreased approximately $617,000 for the year ended December 31, 2010 as compared to the same period in 2009 ($6.2 million in 2010 versus $6.8 million in 2009). This decrease was due to the lease expiration of DSW on our Westside Plaza property and due to the move outs of Blockbuster on our Lantern Lane and Olmos Creek properties during the 2010 period. Also, a decrease in recoverable property tax expenses resulted in a corresponding decrease in expense recoveries billed to our tenants.

          Property Expense. Property expense decreased approximately $290,000 for the year ended December 31, 2010 as compared to the same period in 2009 ($1.6 million in 2010 versus $1.9 million in 2009). This decrease was primarily due to a 2009 property tax refund received during the 2010 period for our Lantern Lane property, as well as a reduction in property taxes for the 2010 tax year.

          Property Management Fees – Related Party. Property management fees decreased approximately $49,000 for the year ended December 31, 2010 as compared to the same period in 2009 ($248,000 in 2010 versus $297,000 in 2009). Property management fees are calculated based on tenant billings. This decrease was primarily due to a decrease in expense recoveries that were billed to tenants during the 2010 period as compared to the 2009 period.

          Depreciation and Amortization. Depreciation and amortization decreased approximately $213,000 for the year ended December 31, 2010 as compared to the same period in 2009 ($2.4 million in 2010 versus $2.6 million in 2009). This decrease was primarily due to a decrease in depreciation and amortization of tenant improvements and in-place leases as a substantial portion of those costs were written off due to tenant vacancies during the 2009 period.

          Interest and Other Income. Interest and other income decreased approximately $29,000 for the year ended December 31, 2010 as compared to the same period in 2009 ($8,000 in 2010 versus $37,000 in 2009). This decrease resulted from a lower outstanding balance on the note receivable from our joint venture partner on our investment in 5433 Westheimer, L.P. That note was paid in full during 2009. Interest income earned during the year ended December 31, 2010 was limited to interest earned on deposit accounts.

          Interest Expense. Interest expense increased $109,000 for the year ended December 31, 2010 as compared to the same period in 2009 ($3.2 million in 2010 versus $3.1 million in 2009). This increase resulted from interest accrued on borrowings from affiliates of our General Partner.

          Equity in Losses from Non-consolidated Entities. Equity in losses from non-consolidated entities increased approximately $2.0 million for the year ended December 31, 2010 as compared to the same period in 2009 ($3.6 million in 2010 versus $1.6 million in 2009). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is due to increased depreciation expense resulting from the redevelopment project at our Woodlake Square property. Our joint venture reassessed and shortened the estimated useful lives of various buildings consistent with the demolition of such buildings as part of the redevelopment.

          Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest decreased approximately $51,000 for the year ended December 31, 2010 as compared to the same period in 2009 ($43,000 in 2010 versus $94,000 in 2009). This decrease was primarily due to a decrease in the loss recorded at our Lake Houston property resulting from increased revenues from a new tenant and a decrease in depreciation and amortization expenses.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

          Revenue. Revenue decreased approximately $413,000 for the year ended December 31, 2009 as compared to the same period in 2008 ($6.8 million in 2009 versus $7.3 million in 2008). This decrease was due to tenant vacancies at Lake Houston and Olmos creek as well as a decrease in property taxes at Lantern Lane and Westside Plaza which led to a reduction in tenant recoveries at both properties.

          General and Administrative. General and administrative fees decreased approximately $67,000 for the year ended December 31, 2009 as compared to the same period in 2008 ($97,000 in 2009 versus $164,000 in 2008). This decrease was primarily due to a decrease in marketing and conference expenses as well as cost savings initiatives implemented by our General Partner and its affiliates.

          General and Administrative – Related Party. General and administrative – related party expenses paid to our affiliate increased approximately $157,000 for the year ended December 31, 2009 as compared to the same period in 2008 ($459,000 in 2009 versus $302,000 in 2008). This increase was due to an increase in the compensation pool and to an increase in the allocation of those costs during the period to better reflect the level of effort expended by our affiliate’s financial personnel in providing accounting and financial reporting services to us.

          Property Management Fees – Related Party. Property management fees increased approximately $47,000 for the year ended December 31, 2009 as compared to the same period in 2008 ($297,000 in 2009 versus $250,000 in 2008). Property management fees are calculated based on tenant billings. This increase is primarily due to common area maintenance (“CAM”) true-up recoveries that were billed to tenants during the first quarter of 2009.

          Legal and Professional Fees. Legal and professional fees decreased approximately $124,000 for the year ended December 31, 2009 as compared to the same period in 2008 ($239,000 in 2009 versus $363,000 in 2008). This decrease was due to a reduction in forfeited costs associated with potential property acquisitions. We incurred no such costs during 2009 as we were not actively seeking acquisition opportunities.

          Interest and Other Income. Interest and other income decreased approximately $352,000 for the year ended December 31, 2009 as compared to the same period in 2008 ($37,000 in 2009 versus $389,000 in 2008). This decrease resulted from a lower outstanding balance on the note receivable from our joint venture partner on our investment in 5433 Westheimer, L.P. (see Note 2 to the accompanying consolidated financial statements). The note was repaid in full during 2009.

          Equity in Losses from Non-consolidated Entities. Equity in losses from non-consolidated entities decreased approximately $266,000 for the year ended December 31, 2009 as compared to the same period in 2008 ($1.6 million in 2009 versus $1.8 million in 2008). This loss represents our ownership portion of our joint ventures’ net income or loss for the period, such loss being driven primarily by depreciation and amortization charges. The decrease in losses is being driven primarily by our Woodlake Square and 5433 Westheimer properties. The interest rate swap entered into by AmREIT Woodlake Square, L.P. was not considered a hedge for accounting purposes until the fourth quarter of 2008 (see Note 4 to the consolidated financial statements). Prior to then, our share of changes in the fair value of the swap were included in income. During 2009, changes in the fair value were included in other comprehensive loss on our consolidated statements of partners’ capital. We also completed construction of a hotel at our 5433 Westheimer property, which has improved the performance of the property.

          Net Loss Attributable to Non-controlling Interest. Non-controlling interest in loss of consolidated subsidiaries increased approximately $35,000 for the year ended December 31, 2009 as compared to the same period in 2008 ($94,000 in 2009 versus $59,000 in 2008). Non-controlling interest in loss of consolidated subsidiaries represents the 40% ownership interest that one of our affiliated investment funds has in a real estate partnership that we consolidate as a result of our controlling financial interest in such partnership. The partnership investment was made in December 2005 concurrent with the acquisition of The Market at Lake Houston. This increase was primarily due to an increase in amortization of in-place leases related to a tenant vacancy as well as increased property expenses.

Liquidity and Capital Resources

          We expect to meet our liquidity requirements through cash on-hand, net cash provided by distributions from joint ventures, proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for investment in real estate properties and related improvements, the payment of operating expenses, including interest expense on any outstanding indebtedness, and the payment of distributions to our Partners made available from sales of properties. As we sell properties during our operating period, we plan to strategically reinvest the proceeds from such sales rather than distributing the proceeds to our Partners. In February 2011, we sold our Market at Lake Houston property to AmREIT for net cash proceeds of $2.7 million.

          The United States has undergone and may continue to experience economic weakness that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our revenues, profitability and results of operations. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our cash resources to be insufficient to meet our obligations over the next 12 months. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect partners’ invested capital. As we have several projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We believe that the economy and real estate market may recover prior to our anticipated liquidation commencement date of October 31, 2012. However, if the economy remains in a protracted recession, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the Partners at that time.

          At December 31, 2010 and 2009, our cash and cash equivalents totaled approximately $2.6 million and approximately $3.3 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008

Operating activities	$177	$2,338	$971
Investing activities	337	(806)	894
Financing activities	(1,165)	847	(6,192)

Operating Activities

          During the year ended December 31, 2010, net cash flows provided by operating activities decreased approximately $2.2 million ($177,000 of cash provided by operating activities during the 2010 period versus $2.3 million during the same period in 2009). This decrease in cash flows was primarily due to the collection of accounts receivable – related party during the first quarter of 2009 for amounts that had been advanced during 2008. We had no such collections in 2010. In addition, cash collections from tenants decreased as a result of the timing of property tax recovery payments from our anchor tenants. The 2008 property tax recoveries were collected during the first quarter of 2009 while the 2009 property tax recoveries were billed and collected during the fourth quarter of 2009. Net cash flows provided by operating activities also decreased as a result of the timing of property tax payments. We deferred payment of 2009 property taxes for three of our properties until the first quarter of 2010. In 2009, we deferred payment for only two properties.

Investing Activities

          During the year ended December 31, 2010, we received $897,000 in distributions from our non-consolidated joint venture entities compared to $173,000 during the same period in 2009. The increase in 2010 was primarily attributable to a $573,000 distribution we received from our Woodlake Square investment which resulted from the sale of 90% of our interest to a new joint venture partner. Additionally, we invested $435,000 in our non-consolidated joint ventures during the year ended December 31, 2010 compared to $1.2 million during the same period in 2009. Investments were lower in 2010 due to reduced working capital needs at our Casa Linda property, as that property has moved out of the redevelopment phase. The increase in cash from the reduction of investments and the increase in distributions received was offset by a decrease of $334,000 in payments received on notes receivable as the note was paid in full in December 2009.

Financing Activities

          During the year ended December 31, 2010, we made net repayments on notes payable – related party of $1.0 million compared to net borrowings of $2.5 million during the 2009 period. During 2010, we had cash savings of $1.3 million due to the suspension of all distribution and redemption payments beginning July 2009.

          Contractual Obligations

          As of December 31, 2010, we had the following contractual debt obligations (see also Note 6 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt) (in thousands):

Scheduled payments by year	Principal	Loan maturities		Interest	Total payments
2011	$175	$24,615	(1)	$2,818	$27,608
2012	183	—		1,524	1,707
2013	196	—		1,508	1,704
2014	207	—		1,497	1,704
Thereafter	92	24,904		1,278	26,274
Total	$853	$49,519		$8,625	$58,997

(1)

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

Conflicts of Interest

          Our General Partner is subsidiary of AmREIT, Inc., an SEC reporting, non-traded Maryland corporation that has elected to be taxed as a real estate investment trust. Affiliates of AmREIT act as sponsor, general partner or advisor to various private real estate programs. As such, there are conflicts of interest where AmREIT or its affiliates, while serving in the capacity as sponsor, general partner or advisor for another AmREIT-sponsored program, may be in competition with us in connection with property acquisitions, property dispositions and property management. The compensation arrangements between affiliates of AmREIT and these other AmREIT real estate programs could influence our General Partner’s management of us. See “Item 1. Business – Conflicts of Interest” above.

Off Balance Sheet Arrangements

          We had no off balance sheet arrangements as of December 31, 2010.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

          Our consolidated financial statements, including notes thereto, and the report of independent auditors are included in this Annual Report on Form 10-K beginning at page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

          Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2010. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

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

          Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of AmREIT Monthly Income and Growth Fund III, Ltd. and its subsidiaries are being made only in accordance with authorizations of management and directors of our General Partner; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

          Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, and, with the participation of AmREIT’s CEO and CFO, conducted an evaluation of the effectiveness of AmREIT’s internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we believe that our internal control over financial reporting is effective as of December 31, 2010.

Changes in Internal Controls

          There has been no change to our internal control over financial reporting during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

          Pursuant to the definitive consent solicitation statement on Schedule 14A filed with the SEC on January 24, 2011, on behalf of our General Partner, we voluntarily solicited the consent of our Limited Partners to the proposed sale of a shopping center property known as “The Market at Lake Houston” to our affiliate AmREIT. The property, a 101,799 square foot grocery-anchored shopping center situated on 13.86 acres in Atascocita, Texas, a northern suburb of Houston, Texas, was built in 2001 and 2002 and is 100% leased and occupied. The anchor tenant is H-E-B Grocery and other major tenants include Five Guys Burgers, Payless ShoeSource and Subway. Prior to the sale, we owned 60% of the property and AmREIT Monthly Income & Growth Fund, Ltd. (“MIG”) owned the remaining 40% of the property.

          AmREIT owns 100% of our General Partner and the general partner of MIG. For any property that is sold by us to AmREIT, the transaction must be completed at fair market value pursuant to an independent appraisal process. While consent of our Limited Partners was not required by our Agreement of Limited Partnership or by Texas state law, our General Partner believed it to be in our best interest and the interest of our Limited Partners to voluntarily seek and procure the affirmative consent of our Limited Partners. The board of directors of AmREIT appointed two separate committees of its board of directors to represent its interests and the interests of us and MIG, respectively, in the transaction. Each committee was comprised of three independent directors from the board of directors of AmREIT and was led by an independent director who has substantial expertise in valuing commercial real estate. Each committee engaged its own independent, nationally-known appraiser. If the two appraised values were within five percent of each other, then the market value of the property would be deemed to be the average of the two appraisals. If the two appraisals were more than five percent apart, then a third appraiser would be appointed by the two existing appraisers.

          On February 23, 2011, the consent solicitation expired, and our Limited Partners approved of the sale of The Market at Lake Houston to AmREIT. The following are the results for the solicitation of consents:

Consents	Withheld Consents
1,575.6 Units	35.5 Units

Based upon the number of Limited Partner consents and as a result of the appraisal process, effective as of February 25, 2011, we completed the sale of the property to AmREIT pursuant to a Sales Contract (the “Sales Contract”) for a combination of cash and the assumption of $15.7 million of our mortgage debt, which matures on January 1, 2016 and is payable interest-only at a fixed rate of 5.75% per year. The Sales Contract contains customary affirmative and negative covenants which are typical of sales contracts generally entered into by us in the ordinary course of business. The foregoing description of the Sales Contract does not purport to be complete and is qualified in its entirety by the full text of the Sales Contract, which is filed as Exhibit 10.17 to this Annual Report and incorporated by reference herein.

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

Name	Age	Position
H. Kerr Taylor	60	President, Chief Executive Officer and Director
Chad C. Braun	38	Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary
Brett P. Treadwell	41	Managing Vice President – Finance

          H. Kerr Taylor serves as our General Partner’s President, Chief Executive Officer and Director, and has served in this capacity since the formation of the Partnership. He is the founder of AmREIT and serves as its Chairman of the Board, Chief Executive Officer and President. Mr. Taylor has guided the growth of AmREIT and its predecessors for over 27 years. His primary responsibilities include overseeing strategic initiatives as well as building, mentoring and leading AmREIT’s team of professionals. Mr. Taylor has over 31 years of experience within the real estate industry. He received a Bachelor of Arts degree from Trinity University, a Masters Degree in Business Administration from Southern Methodist University and his law degree from South Texas College of Law. Mr. Taylor is chairman of the board of Pathways for Little Feet and serves as a board member of Life House, Inc., Uptown District and as an Elder of First Presbyterian Church. Mr. Taylor is a lifetime member of the International Council of Shopping Centers and Urban Land Institute and is a member of the Texas Bar Association.

          Mr. Taylor was selected and is qualified to serve as the sole director or our General Partner because of his intimate knowledge of AmREIT and its affiliated companies and his extensive experience within the real estate industry.

          Chad C. Braun serves as our General Partner’s Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary, and has served in this capacity since the formation of the Partnership. He also serves in this same position for AmREIT. Mr. Braun is responsible for corporate finance, equity capital markets, debt structuring and placement, investor relations, accounting and SEC reporting, and he oversees investment sponsorship and product creation. Mr. Braun has over 16 years of accounting, financial and real estate experience. Prior to joining AmREIT in 1999, he served as a manager in the real estate advisory services group at Ernst & Young LLP. He has provided extensive consulting and audit services to a number of REITs and private real estate companies, including financial statement audits, portfolio acquisition and disposition, portfolio management, merger integration and process improvement, financial analysis and capital markets and restructuring transactions. Mr. Braun received a Bachelor of Business Administration degree in Accounting and Finance from Hardin Simmons University and subsequently earned the CPA designation and his Series 63, 7, 24 and 27 securities licenses. He is a member of the National Association of Real Estate Investment Trusts and the Texas Society of Certified Public Accountants.

          Brett P. Treadwell serves as our General Partner’s Managing Vice President — Finance and has served in this capacity since the formation of the Partnership. He also serves in this position for AmREIT. Within AmREIT he is responsible for its financial reporting function as well as for assisting in the establishment and execution of AmREIT’s strategic financial initiatives. Mr. Treadwell’s responsibilities also include overall risk management and treasury management functions and SEC reporting as well as periodic internal reporting to management. Mr. Treadwell has over 19 years of accounting, financial and SEC reporting experience, and, prior to joining AmREIT in August 2004, served as a senior manager with Arthur Andersen LLP and then with PricewaterhouseCoopers LLP. Mr. Treadwell received a Bachelor of Business Administration degree from Baylor University and is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

          Based on a review of Forms 3, 4 and 5 furnished to us under Rule 16a-3(e) of the Exchange Act during the fiscal year ended December 31, 2010, we know of no reporting person who has failed to file on a timely basis, as disclosed in the above forms, any report required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2010.

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

          As of March 31, 2011, there were 2,833 Units owned by 1,161 investors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Compensation Arrangements

          Our General Partner and its affiliates received the payments and fees from us described below. These payments and fees were not negotiated and may be higher than payments and fees that would have resulted from an arm’s-length transaction with an unrelated entity.

          In addition to the fees noted below, the non-consolidated entities in which we own an investment paid property management, leasing, development, and construction management fees of $1.2 million to one of our affiliated entities for each of the years ended December 31, 2010 and 2009. Our Casa Linda property paid a total of $6.2 million in construction costs to an affiliated entity who acted as a general contractor on the redevelopment during 2008 and 2009.

Type and Recipient	Determination of Amount	For the fiscal year ended December 31, 2010	For the fiscal year ended December 31, 2009
	Organization Stage

Organizational and Offering Cost Reimbursements	Reimbursement of the Partnership’s organizational and offering costs, including legal and accounting fees, printing costs, filing fees and distribution costs.	No amount to report	No amount to report

	Operating Stage

Asset Management Fee – General Partner	A monthly fee of one-twelfth of 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.	$617,753	$617,753

Development and Acquisition Fees – General Partner	Between 4.0% and 6.0% of project costs depending on the size and the scope of the development.	No amount to report	No amount to report
Property Management and Leasing Fees – ARIC	Property management fees not to exceed 4.0% of the gross rentals for providing management, operating, maintenance and other services. Leasing fees not to exceed 2.0% of base rent on a lease renewal and 6.0% of base rent on an initial lease for procuring tenants and negotiating the terms of the tenant leases.	$338,487	$368,995

Reimbursement of Operating Expenses – General Partner	We reimburse the actual expenses incurred by our General Partner in connection with its provision of administrative services, including related personnel costs.	$437,473	$459,408

Financing Fees – General Partner	1.0% of the loan proceeds for procuring debt financing for us.	No amount to report	No amount to report

Type and Recipient	Determination of Amount	For the fiscal year ended December 31, 2010	For the fiscal year ended December 31, 2009

Distributions During Operating Stage – General Partner	Our General Partner is entitled to monthly distributions during our operating period, in an amount equal to 1.0% of the each distribution made to the Partners.	No amount to report	$13,000

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

Joint Ventures with Affiliates

          As of December 31, 2010, we had entered into five joint ventures with our affiliates.

          In December 2005, we acquired a 60% interest in AmREIT Lake Houston, LP, which owns the multi-tenant retail property The Market at Lake Houston. The remaining 40% is owned by AmREIT Monthly Income & Growth Fund, Ltd., our affiliate. In February 2011, we sold the Market at Lake Houston property to AmREIT for a combination of cash and the assumption of $15.7 million of our mortgage debt.The acquisition was subject to the appraisal process set forth in “Item 1. Business – Disposition Policies – AmREIT’s Purchase Rights.”

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

          In July 2010, we and our affiliated partners of AmREIT Woodlake, LP entered into a joint venture with a third-party institutional partner wherein the partner acquired a 90% interest in the joint venture. The sale to AEW generated $3.4 million in cash. In connection with the transaction with AEW, we refinanced the Woodlake Square loan with Frost which was due to mature in September 2010 with US Bank. As a result of this transaction, we now hold a 3% interest in Woodlake Square, which carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. AmREIT Woodlake, LP recorded an impairment for the year ended December 31, 2010. Our portion of such impairment was $185,000 and has been recorded in equity in losses from non-consolidated subsidiaries in our consolidated statements of operations. We will continue to account for this investment using the equity method.

          In November 2007, we acquired a 30% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property in Houston, Texas. The remaining 70% is 40% owned by AmREIT Monthly Income & Growth Fund IV, L.P., our affiliate, and 30% owned by AmREIT Realty Investment Corporation, our affiliate.

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

Loans from Affiliates

          During 2009, we borrowed $2.5 million from affiliates of our General Partner in order to meet a guaranty agreement that required us, as guarantor of the mortgage of one of our affiliates, to maintain $3.0 million in liquid assets. Upon evidencing such liquidity and attaining substantial completion of the hotel, the lender decreased the requirement to $1.5 million. During 2010, we repaid $1.0 million of the $2.5 million.

AmREIT Realty Investment Corporation

          ARIC is a fully integrated real estate development and operating business which is wholly owned by AmREIT, the parent of our General Partner. ARIC employs a full complement of brokers and real estate professionals who provide development, acquisition, brokerage, leasing, construction management, asset and property management services to AmREIT affiliated entities and to third parties. ARIC serves as one of our property managers, and is responsible for managing and leasing some of our properties. We pay ARIC property management and leasing fees as described above under “Item 1. Business.” ARIC hires, directs and establishes policies for employees who will have direct responsibility for the operations of each property it manages, which may include but is not limited to on-site managers and building and maintenance personnel. Certain employees of the property manager may be employed on a part-time basis and may also be employed by our General Partner or its affiliates. ARIC also directs the purchase of equipment and supplies and supervises all maintenance activity. The management fee paid to ARIC covers all of its general overhead costs.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          KPMG, LLP, independent registered public accounting firm and certified public accountants (“KPMG”), served as our independent accountants for the fiscal year ended December 31, 2010. The following is an explanation of the fees billed to us by KPMG for professional services rendered for the fiscal years ended December 31, 2010, 2009 and 2008.

Audit Fees

          The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-Q, or other services normally provided by KPMG in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010, 2009 totaled $130,500 and $133,000 respectively. Included in these amounts are $17,000 and $23,000 related to Sarbanes-Oxley testing fees for the years ended December 31, 2010 and 2009, respectively.

Audit-Related Fees, Tax Fees and All Other Fees

          The services that have been performed by KPMG have been limited to audit related services. Accordingly, we have paid no non-audit related fees, tax fees or other fees to KPMG for the fiscal years ended December 31, 2010, 2009 and 2008.

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

          The following exhibits are filed as part of or incorporated by reference in this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund III, Ltd., dated April 19, 2005.	10-SB	000-52619	3.1	4/30/2007

3.2	Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund III, Ltd., dated April 19, 2005, between AmREIT Monthly Income & Growth III Corporation and AmREIT, the initial limited partner.	10-SB	000-52619	3.1	4/30/2007

10.1	Fixed Rate Note (A Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.	10-SB	000-52619	10.1	4/30/2007

10.2	Fixed Rate Note (B Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.	10-SB	000-52619	10.2	4/30/2007

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.3	Loan and Assumption Agreement, dated September 30, 2005, among AmREIT Westside Plaza, LP, AmREIT Monthly Income & Growth Fund III, Ltd., AmREIT, Shafer Plaza I, Ltd., Steven G. Shafer, Wells Fargo Bank, N.A., and CBA-Mezzanine Capital Finance, LLC.	10-SB	000-52619	10.3	4/30/2007

10.4	Second Amended and Restated Property Management and Leasing Agreement, dated December 28, 2005, between AmREIT Westside Plaza, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.4	4/30/2007

10.5	Management and Leasing Agreement, dated November 22, 2005, between AmREIT Lake Houston, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.5	4/30/2007

10.6	Promissory Note, dated December 12, 2005, between AmREIT Lake Houston, LP and Morgan Stanley Mortgage Capital, Inc.	10-SB	000-52619	10.6	4/30/2007

10.7	Commercial Property Management and Leasing Agreement, dated March 30, 2006, between 5433 Westheimer, LP and Songy Partners Limited.	10-SB	000-52619	10.7	4/30/2007

10.8	Promissory Note, dated September 28, 2006, between AmREIT Lantern Lane, LP and Differential Development — 1994, Ltd.	10-SB	000-52619	10.8	4/30/2007

10.9	Management and Leasing Agreement, dated September 28, 2006, between AmREIT Lantern Lane, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.9	4/30/2007

10.10	Promissory Note, dated December 8, 2006, between AmREIT Casa Linda, LP and Morgan Stanley Mortgage Capital, Inc.	10-SB	000-52619	10.10	4/30/2007

10.11	Secured Promissory Note, dated September 29, 2006, between AmREIT Olmos Creek, LP and NLI Commercial Mortgage Fund, LLC.	10-SB	000-52619	10.11	4/30/2007

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.12	Management and Leasing Agreement, dated January 26, 2007, between AmREIT Olmos Creek, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.12	4/30/2007

10.13	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Preston Towne Crossing, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.13	4/30/2007

10.14	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Berkeley, LP and AmREIT Realty Investment Corporation.	10-SB	000-52619	10.14	4/30/2007

10.15	Loan Assumption Agreement, dated December 7, 2006, among Berkeley Center, Ltd., William Hutchinson, AmREIT SSPF Berkeley, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.	10-SB	000-52619	10.15	4/30/2007

10.16	Loan Assumption Agreement, dated December 7, 2006, among PTC Dunhill Holdings, Ltd., William Hutchinson, AmREIT SSPF Preston Towne Crossing, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.	10-SB	000-52619	10.16	4/30/2007

10.17	Real Estate Sales Contract, effective as of January 14, 2011, between AmREIT Lake Houston, L.P., and AmREIT Realty Investment Corporation.					X

31.1	Certification of H. Kerr Taylor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chad C. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of H. Kerr Taylor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chad C. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: March 31, 2011

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

Report of Independent Registered Public Accounting Firm

The Partners
AmREIT Monthly Income and Growth Fund III, Ltd.:

We have audited the accompanying consolidated balance sheets of AmREIT Monthly Income and Growth Fund III, Ltd. and subsidiaries (the “Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and related schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Monthly Income and Growth Fund III, Ltd. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Houston, Texas
March 31, 2011

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	December 31, 2010	December 31, 2009
ASSETS
Real estate investments at cost:
Land	$18,446	$18,446
Buildings	47,308	47,295
Tenant improvements	957	983
	66,711	66,724
Less accumulated depreciation and amortization	(8,372)	(6,691)
	58,339	60,033

Investment in non-consolidated entities	22,190	26,212
Acquired lease intangibles, net	1,285	1,804
Net real estate investments	81,814	88,049

Cash and cash equivalents	2,646	3,297
Tenant receivables, net	471	367
Accounts receivable - related party	163	132
Deferred costs, net	463	522
Other assets	642	706
TOTAL ASSETS	$86,199	$93,073

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$50,372	$50,537
Notes payable - related party	2,556	2,907
Accounts payable and other liabilities	1,235	1,292
Accounts payable - related party	30	10
Acquired below-market lease intangibles, net	181	324
Security deposits	164	125
TOTAL LIABILITIES	54,538	55,195

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 2,833 units outstanding at December 31, 2010 and December 31, 2009	30,385	36,638
Accumulated other comprehensive loss	—	(79)
TOTAL PARTNERS’ CAPITAL	30,385	36,559

Non-controlling interest	1,276	1,319
TOTAL CAPITAL	31,661	37,878
TOTAL LIABILITIES AND CAPITAL	$86,199	$93,073

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2010, 2009 and 2008
(in thousands, except for per unit data)

	2010	2009	2008
Revenues:
Rental income from operating leases	$6,222	$6,839	$7,252
Total revenues	6,222	6,839	7,252

Expenses:
General and administrative	109	97	164
General and administrative - related party	437	459	302
Asset management fees - related party	618	618	618
Property expense	1,589	1,879	1,946
Property management fees - related party	248	297	250
Legal and professional	232	239	363
Depreciation and amortization	2,365	2,578	2,598
Total operating expenses	5,598	6,167	6,241

Operating income	624	672	1,011

Other income (expense):
Interest and other income	8	37	418
Interest expense	(3,255)	(3,146)	(3,114)
Equity in losses from non-consolidated entities	(3,639)	(1,570)	(1,836)
Margin tax expense	(34)	(26)	(52)
Total other expense	(6,920)	(4,705)	(4,584)

Net loss, including non-controlling interest	(6,296)	(4,033)	(3,573)

Net loss attributable to non-controlling interest	43	94	59
Net loss attributable to partners	$(6,253)	$(3,939)	$(3,514)

Weighted average units outstanding	2,833	2,833	2,842
Net loss per unit	$(2,207.20)	$(1,390.40)	$(1,236.45)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
For the years ended December 31, 2010, 2009, and 2008
(in thousands)

	Partners’ Capital
	General Partner	Limited Partners	Accumulated other comprehensive gain (loss)	Non-controlling interest	Total
Balance at December 31, 2007	$—	$50,961	$—	$2,146	$53,107
Redemptions	—	(207)	—	—	(207)
Offering costs	—	(1)	—	—	(1)
Net loss (1)	54	(3,568)	—	(59)	(3,573)
Distributions	(54)	(5,328)	—	(457)	(5,839)
Decrease in fair value of derivative	—	—	(253)	—	(253)
Balance at December 31, 2008	$—	$41,857	$(253)	$1,630	$43,234

Redemptions	—	(28)	—	—	(28)
Net loss (1)	13	(3,952)	—	(94)	(4,033)
Distributions	(13)	(1,239)	—	(217)	(1,469)
Increase in fair value of derivative	—	—	174	—	174
Balance at December 31, 2009	$—	$36,638	$(79)	$1,319	$37,878

Net loss (1)	—	(6,253)	—	(43)	(6,296)
Increase in fair value of derivative	—	—	79	—	79
Balance at December 31, 2010	$—	$30,385	$—	$1,276	$31,661

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $62, $52 and $89 for the 2010, 2009 and 2008 periods. The cumulative curative allocation since inception of the Partnership is $321. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010, 2009 and 2008
(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss, including non-controlling interest	$(6,296)	$(4,033)	$(3,573)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in losses from non-consolidated entities	3,639	1,570	1,836
Depreciation and amortization	2,365	2,578	2,598
Amortization of above- and below-market leases, net	(95)	(139)	(120)
Amortization of loan acquisition costs	75	76	76
Bad debt expense	200	155	25
Decrease (increase) in tenant receivables	(304)	370	(287)
Increase in accounts receivable	—	2	7
Decrease (increase) in accounts receivable - related party	(31)	1,161	1,025
Increase in deferred costs	(91)	(72)	(128)
Decrease (increase) in other assets	64	130	(209)
Increase (decrease) in accounts payable and other liabilities	(57)	237	(223)
Increase in accounts payable - related party	669	311	(66)
Increase (decrease) in security deposits	39	(8)	10
Net cash provided by operating activities	177	2,338	971

Cash flows from investing activities:
Improvements to real estate	(125)	(102)	(348)
Payments received on notes receivable	—	334	2,375
Payments received on notes receivable - related party	—	—	537
Investments in non-consolidated entities	(435)	(1,211)	(2,775)
Distributions from non-consolidated entities	897	173	1,105
Net cash provided by (used in) investing activities	337	(806)	894

Cash flows from financing activities:
Payments on notes payable	(165)	(156)	(145)
Proceeds from notes payable - related party	400	2,500	—
Payments on notes payable - related party	(1,400)	—	—
Optional redemptions	—	(28)	(207)
Issuance costs	—	—	(1)
Distributions	—	(1,252)	(5,382)
Distributions to non-controlling interest	—	(217)	(457)
Net cash provided by (used in) financing activities	(1,165)	847	(6,192)

Net increase (decrease) in cash and cash equivalents	(651)	2,379	(4,327)
Cash and cash equivalents, beginning of period	3,297	918	5,245
Cash and cash equivalents, end of period	$2,646	$3,297	$918

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$2,951	$3,095	$3,041
Cash paid during the period for taxes	$39	$23	$65

Supplemental schedule of noncash investing and financing activities:

During the year ended December 31, 2010, $162,000 in accrued interest on notes payable - related party was added to the note balances.

During the year ended December 31, 2010, $487,000 in accounts payable - related party was reclassified to notes payable - related party.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

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

          We commenced our principal operations on June 30, 2005, when we accepted subscriptions for the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum dated April 19, 2005 (the “Offering Memorandum”) and issued the initial 80 limited partnership units (the “Units”). As of October 31, 2006, we had received $71.1 million for the sale of 2,844 Units and closed the offering. As of December 31, 2010, our investments include three wholly-owned properties comprising 225,000 square feet of gross leasable area, one property in which we own a controlling interest comprising 102,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising 1,142,000 square feet of gross leasable area.

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

          The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our revenues, profitability and results of operations. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our cash resources to be insufficient to meet our obligations over the next 12 months. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect partners’ invested capital. As we have several projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We believe that the economy and real estate market will recover prior to our anticipated liquidation commencement date of October 31, 2012. However, if the economy remains in a protracted recession, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the Partners at that time.

          We have $24.6 million in debt that matures during 2011. This consists of a $13.4 million mortgage on our Lantern Lane property which matures in September 2011 and a $11.2 million mortgage on our Olmos Creek property which matures in December 2011. In each case, we believe that we will be able to extend the mortgage with the current lender, refinance with a new lender, or dispose of the property in an orderly sale prior to the maturity date. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on disposition of those properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in Accounting Standards Codification (“ASC”) 810, Consolidation). As of December 31, 2010, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

          Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the years ended December 31, 2010, 2009 and 2008, there were no percentage rents recognized. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. During the years ended December 31, 2010, 2009 and 2008, we recognized no lease termination fees. Upon early lease termination, as applicable, we also provide for losses related to unrecovered intangibles and other assets and write off any assets or liabilities and the associated accumulated amortization.

          REAL ESTATE INVESTMENTS

          Development Properties - Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes, loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. During the years ended December 31, 2010, 2009 and 2008, we did not capitalize any interest or taxes on properties under development.

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

          We expense acquisition costs associated with operating properties as incurred in accordance with ASC 805. Prior to adoption of ASC 805, such costs were capitalized and then expensed if and when the acquisition became no longer probable. During the years ended December 31, 2010, 2009 and 2008, we expensed acquisition costs of $0, $6,000 and $134,000, respectively.

          Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the term of lease for tenant-specific improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changes indicate a potential impairment, and we perform an impairment analysis as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings and other improvements to be demolished as part of that redevelopment once the redevelopment is probable to occur. During 2010, we reassessed the useful lives of certain buildings at our Woodlake Square property (non-consolidated investment) as a result of our redevelopment of the center, which included the demolition of several buildings. As a result of this change in estimate, our equity in losses from non-consolidated entities was $1.8 million higher ($645.11 per unit) for the year ended December 31, 2010 than it otherwise would have been.

          Properties Held for Sale - Properties will be classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale will be carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of December 31, 2010 and December 31, 2009, we had no properties held for sale.

          Impairment - We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based of a similar review of the properties held by the investee entity. As discussed in Note 4, our Woodlake Square property recorded an impairment during the year ended December 31, 2010. Our portion of such impairment was recorded in equity in losses from non-consolidated subsidiaries. No impairment charges were recognized during the years ended December 31, 2009, and 2008.

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

          RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

          Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries are included in general and administrative expense. As of December 31, 2010 and 2009, our allowance for uncollectible accounts related to our tenant receivables was $448,000 and $255,000, respectively.

          Accounts Receivable – Related Party - included in accounts receivable related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their development needs. These cash advances are due upon demand.

          DEFERRED COSTS

          Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. If a lease is terminated early, or a loan is paid in full prior to maturity, the remaining deferred costs will be written off. Accumulated amortization related to loan acquisition costs as of December 31, 2010 and 2009 totaled $348,000 and $272,000, respectively. Accumulated amortization related to leasing costs as of December 31, 2010 and 2009, totaled $156,000 and $101,000, respectively.

          INCOME TAXES

          Federal - No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

          State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax” effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that ASC 740 Income Taxes, applies to the Texas Margin Tax. The Texas Margin Tax accrued as of December 31, 2010 and 2009 totaled $43,000 and $48,000, respectively.

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

          ASC 820 requires the use of observable market data, when available, in making fair value measurements. Observable inputs that the market participants would use in pricing the asset or liability are developed based on market data obtained from sources independent of our own. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

          Notes Payable – In determining the fair value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of notes payable was $52.0 million and $48.8 million at December 31, 2010 and December 31, 2009, respectively.

          The following table presents our notes payable and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3

Notes Payable	$—	$52,021	$—

          NEWACCOUNTING STANDARDS

          In June 2009, the FASB amended the consolidation guidance applicable to variable interest entities in ASC 810, Consolidation. The amendments significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, and changes the way entities account for securitizations and variable interest entities as a result of the elimination of the Qualified Special Purpose Entity concept. We adopted the provisions of ASC 810 on January 1, 2010. Such adoption did not have an effect on our results of operations or financial position.

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

          SEGMENT REPORTING

          ASC 280, Segment Reporting establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We determined that we have one reportable segment with activities related to investing in real estate. Our investments in real estate generate rental revenue and other income through the leasing of multi-tenant retail properties, which comprised 100% of our total consolidated revenues for all periods presented. We evaluate operating performance on an individual property level. However, as all of our properties have similar economic characteristics, tenants, products and services, our properties have been aggregated into one reportable segment.

          RECLASSIFICATIONS

          Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.

3. OPERATING LEASES

          Our operating leases generally range from two to twenty-five years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2010 is as follows:

Year	Minimum Base Rents
2011	$4,355,000
2012	4,129,000
2013	3,443,000
2014	2,901,000
2015	2,601,000
Thereafter	5,018,000
Total	$22,447,000

          Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements recognized as revenue totaled $1.3 million, $1.7 million and $1.7 million during the years ended December 31, 2010, 2009 and 2008, respectively.

4. INVESTMENTS IN NON-CONSOLIDATED ENTITIES

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

•

In August 2007, we acquired a 30% interest in AmREIT Woodlake Square, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 206,000 square feet. The remaining 70% interest was held by affiliated AmREIT entities, MIG IV and AmREIT Realty Investment Corporation (“ARIC”). In July 2010, we and our affiliated partners of AmREIT Woodlake, LP entered into a joint venture with a third-party institutional partner wherein the partner acquired a 90% interest in the joint venture. As a result of this transaction, we now hold a 3% interest in Woodlake Square, which carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. AmREIT Woodlake, LP recorded an impairment for the year ended December 31, 2010. Our portion of such impairment was $185,000 and has been recorded in equity in losses from non-consolidated subsidiaries in our consolidated statements of operations. We will continue to account for this investment using the equity method given our ability to significantly influence the property’s operations. The joint venture commenced redevelopment of this property in the third quarter of 2010. The total cost of the project is estimated to be $8.0 million, and it is scheduled to be completed in the second quarter of 2011.

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

          We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities (at 100%) is summarized as of and for the years ended December 31, 2010 and 2009 as follows:

Assets
Property, net	$203,408	$212,882
Cash	3,295	2,869
Other assets	17,657	19,311
Total assets	$224,360	$235,062
Liabilities and partners’ capital
Notes payable	$128,435	$131,697
Other liabilities	14,527	18,387
Partners’ capital	81,398	84,978
Total liabilities and partners’ capital	$224,360	$235,062

MIG III share of net assets	$22,190	$26,212

Combined statements of operations (in thousands)	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Revenues
Total revenues	$20,850	$19,563	$19,164
Expenses
Depreciation and amortization	14,145	8,925	9,817
Interest	6,024	6,023	5,910
Other	10,830	8,289	7,897
Total expenses	30,999	23,237	23,624
Net Loss	$(10,149)	$(3,674)	$(4,460)

MIG III share of net loss	$(3,639)	$(1,570)	$(1,836)

          DERIVATIVE FINANCIAL INSTRUMENTS

     In December 2007, AmREIT Woodlake Square, LP, one of our non-consolidated investment entities, entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% in order to manage the volatility inherent in its variable-rate mortgage. On October 1, 2008, that interest rate swap was designated as a hedge for financial reporting purposes. In accordance with ASC 815 Derivatives and Hedging, changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income. Prior to October 1, 2008, such changes in fair value were recorded as a loss from derivative on the property’s statement of operations. For the years ended December 31, 2010 and 2009, our portion of the increase in fair value totaled $79,000 and $174,000, respectively and is included in accumulated other comprehensive gain (loss) on our consolidated statements of capital. This swap transaction was terminated, and the underlying mortgage was refinanced in conjunction with the new joint venture agreement on the Woodlake Square property. In accordance with ASC 815, the balance in accumulated other comprehensive gain was recorded to interest expense at the AmREIT Woodlake Square, LP level upon termination of the swap. We recorded our portion of this expense as a component of equity in losses from non-consolidated subsidiaries. We do not use derivative financial instruments for trading or speculative purposes.

5. ACQUIRED LEASE INTANGIBLES

     In accordance with ASC 805, Business Combinations, we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above- and below-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 1 year to 14 years. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term, plus any fixed-rate renewal options, if any, which range from 1 year to 14 years. The amortization (accretion) of above (and below) market leases is recorded as a reduction of (increase in) rental income, and the amortization of in-place leases is included in depreciation and amortization expense. The amortization expense related to in-place leases was approximately $471,000, $630,000 and $686,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $48,000, $55,000 and $71,000 during the years ended December 31, 2010, 2009 and 2008, respectively. Accretion of below market leases was approximately $143,000, $193,000 and $189,000 during the years ended December 31, 2010, 2009 and 2008, respectively.

     Acquired in-place lease and above and below-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	As of December 31, 2010	As of December 31, 2009
Acquired lease intangible assets:
In-place leases	$3,871	$4,462
In-place leases - accumulated amortization	(2,618)	(2,738)
Above-market leases	269	269
Above-market leases - accumulated amortization	(237)	(189)
Acquired lease intangibles, net	$1,285	$1,804

Acquired lease intangible liabilities:
Below-market leases	$686	$1,127
Below-market leases - accumulated accretion	(505)	(803)
Acquired below-market lease intangibles, net	$181	$324

     The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year ending December 31,	Amortization expense (in-place leases)	Rental income (above and below- market leases)
2011	$286	$55
2012	264	51
2013	174	10
2014	149	10
2015	149	10
Totals	$1,022	$136

6. NOTES PAYABLE

     Our outstanding debt at December 31, 2010 and 2009 consisted entirely of fixed-rate mortgage loans of approximately $50.4 million and $50.5 million, respectively. Our mortgage loans are secured by our real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty. Mortgage loans are generally due in monthly installments of interest and principal and our mortgages mature over various terms ranging from September 2011 through January 2036. As of December 31, 2010, the weighted-average interest rate on our fixed-rate debt is 5.9%, and the weighted average remaining life of such debt is 9.1 years.

     As of December 31, 2010, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled payments by year	Principal	Loan maturities	Total payments
2011	$175	$24,615	$24,790
2012	183	—	183
2013	196	—	196
2014	207	—	207
Thereafter	92	24,904	24,996
Total	$853	$49,519	$50,372

     We serve as guarantor on debt in the amount of $36.9 million that is the primary obligation of our non-consolidated joint ventures. This debt matures in 2013 and 2014. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

     Notes Payable – Related Party - In September 2009, we borrowed $2.5 million from affiliates of our General Partner. In January of 2010, we repaid $1 million to ARIC and borrowed $400,000 from AmREIT. In August 2010, we repaid the $400,000 owed to AmREIT. Of the balance as of December 31, 2010, $1.6 million accrues interest monthly at LIBOR plus a spread of 4.0% with a floor of 7.0%, and the remaining amount accrues interest monthly at LIBOR plus a spread of 3.875%, with a floor of 5.375%. The notes are secured by our investment interests in the Woodlake Pointe property.

7. CONCENTRATIONS

     As of December 31, 2010, each of our four consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, three of our four properties are located in the Houston metropolitan area. These Houston properties represent 82% of our rental income for the years ended December 31, 2010 and 2009. Houston is Texas’ largest city and the fourth largest city in the United States.

     Following are the base rents generated by our top five tenants during the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

	Year ended December 31,
Tenant	2010	2009	2008
H-E-B Grocery (1)	$1,425	$1,425	$1,425
Designer Shoe Warehouse (2)	390	550	550
Rice Food Markets, Inc.	292	292	292
Fidelity Investments	193	211	211
Fadis Mediterranean Delight	131	131	131
Totals	$2,431	$2,609	$2,609

(1)

HEB Grocery is the anchor tenant on two of our properties, Market at Lake Houston and Olmos Creek. We sold our Market at Lake Houston property in February 2011 to AmREIT. The HEB Grocery on this property accounted for $1.1 million in base rents for each of the years ended December 31, 2010, 2009 and 2008.

(2)

On September 15, 2010, Designer Shoe Warehouse (“DSW”), our second largest tenant as determined by base rents paid, vacated its space at our Westside Plaza property upon expiration of its lease. In December 2010, we entered into a lease agreement with a women’s fashion retailer. The lease expires in June 2016.

8. PARTNERS’ CAPITAL AND MINORITY INTEREST

     The General Partner invested $800,000 as a limited partner and $1,000 as a general partner. We began raising capital in June 2005 and had raised approximately $71.1 million at the time of the Offering’s closing in October 2006. The General Partner’s $800,000 investment represents a 1.1% limited partner interest in the Partnership.

     Limited Optional Redemption – Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933 and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with consent of the General Partner after delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of the Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, limited partners who have held their units for at least three years may receive the benefit of interim liquidity by presenting all of those units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We received no redemption requests during the year ended December 31, 2010. During the year ended December 31, 2009, we received five redemption requests from the holders of 11.4 Units. We granted one request to the holder of 1.2 units for $28,000. During the year ended December 31, 2008, we received and granted three redemption requests to the holders of nine Units for $207,000. All redemptions were paid using cash flows from operations. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash.

     Distributions- During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. Our distributions were paid at a rate of 3.0% per annum on invested capital through June 30, 2009. We suspended all distribution payments in July 2009 and do not anticipate reinstating distributions until improvements in the real estate and liquidity markets warrant such payment. All distributions to date have been a return of capital, and the source of such distributions has been cash flows from operations as well as our capital raising activities. During the liquidation stage of the Partnership (anticipated to commence in October 2012, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

9. RELATED PARTY TRANSACTIONS

          Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. These affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. During the years ended December 31, 2010, 2009 and 2008, we did not make any payments to our affiliates for fees and compensation related to our organizational stage of the Partnership.

          We have no employees or offices. Additionally, certain of our affiliates receive fees and compensation during the operating stage of the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of salary and other overhead costs. The following table summarizes the amount of such compensation paid to our affiliates during the 2010, 2009 and 2008 periods:

Type of Service	Service Description & Compensation	2010	2009	2008
Asset Management	1% of the net invested capital under management for accounting-related services, investor relations, facilitating the deployment of capital and other services provided by the General Partner in operating the Partnership	$617,753	$617,753	$617,753
Development and Acquisitions	Between 3% and 6% of project costs for services provided by the affiliate in identifying, evaluating, procuring and, if applicable, developing properties (capitalized as part of real estate assets)	—	—	—
Property Management and Leasing	Property management fees are not to exceed 4% of gross rentals for providing property management, operating, maintenance and other services required to maintain a quality property. Leasing fees are not to exceed 2% of base rent on a lease renewal and 6% of based rent on an initial lease or procuring tenants and negotiating the terms of the tenant leases.	338,487	368,995	359,436
Additional Services	Financing coordination fee equal to 1% of the loan proceeds for procuring debt financing for Partnership	—	—	—
Brokerage	Brokerage fees are not to exceed 6% of the sales price for the sale of the property to an unaffiliated thirty party	—	—	—

Type of Service	Service Description & Compensation	2010	2009	2008
Administration Costs Reimbursements	These costs represent actual expenses incurred by the General Partner in connection with its provision of administrative services, including personnel costs	437,473	459,408	301,822
	Total	$1,393,713	$1,446,156	$1,279,011

In addition to the above fees paid by us, the non-consolidated entities in which we own an investment paid property management, leasing, development, and construction management fees of $1.2 million, $1.2 million, and $981,000 to one of our affiliated entities during the years ended December 31, 2010, 2009 and 2008, respectively. Our Casa Linda property paid a total of $6.2 million in construction fees to an affiliated entity during 2008 and 2009.

10. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

          As discussed in Note 4 above, in July 2010, we and our affiliated partners of AmREIT Woodlake L.P. entered into a joint venture agreement with a third party whereby the new partner acquired a 90% interest in the sole property owned by AmREIT Woodlake L.P. As a result of this transaction, we now hold a 3% interest in the property.

          We had no acquisitions or dispositions of properties in which we have a controlling financial interest during the years ended December 31, 2010, 2009 and 2008. See Note 4 for a discussion of our investment activity with respect to our non-consolidated subsidiaries during the same periods. See also Note 12 for a subsequent event involving the sale of one of our consolidated properties subsequent to December 31, 2010.

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

12. SUBSEQUENT EVENTS

          We have evaluated all events or transactions as of the date through which the financial statements were made available for issuance. Except as noted below, we did not have any material subsequent events that impacted our consolidated financial statements during this period.

          In February 2011, we sold the Market at Lake Houston property to AmREIT for a combination of cash and the assumption of debt. The acquisition was subject to the appraisal process set forth in “Item 1. Business – Disposition Policies – AmREIT’s Purchase Rights.”

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2010

	Initial Cost		Cost Capitalized Subsequent to Acquisition (Note A)	Total Cost
Property Description	Building and Improvements	Land		Building and Improvements	Land	Total	Accumulated Depreciation	Date Acquired	Encumbrances
Westside Plaza	8,631,610	4,750,000	1,233,525	9,855,532	4,759,603	14,615,135	(1,509,645)	9/30/2005	10,081,959
Olmos Creek	9,829,663	4,261,553	(563,100)	9,979,522	3,548,594	13,528,116	(1,747,830)	6/30/2006	11,175,000
Lantern Lane	11,386,338	6,308,354	752,666	12,118,012	6,329,346	18,447,358	(2,482,790)	9/29/2006	13,440,000
Lake Houston	15,968,495	3,800,000	351,800	16,311,782	3,808,513	20,120,295	(2,631,501)	12/12/2005	15,675,000

Total	$45,816,106	$19,119,907	$1,774,891	$48,264,848	$18,446,056	$66,710,904	$(8,371,766)		$50,371,959

Note A - The negative balance for costs capitalized subsequent to acquisition could be the result of out-parcels sold or disposals due to tenant vacancies.

Activity within real estate and accumulated depreciation during the three years in the period ended December 31, 2010 is as follows:

	Cost	Accumulated Depreciation
Balance at December 31, 2007	$66,435,339	$3,115,040
Acquisitions / additions	347,962	—
Disposals	(52,079)	(14,576)
Depreciation expense	—	1,817,217
Balance at December 31, 2008	$66,731,222	$4,917,681
Acquisitions / additions	101,624	—
Disposals	(108,609)	(42,812)
Depreciation expense	—	1,816,496
Balance at December 31, 2009	$66,724,237	$6,691,365
Acquisitions / additions	124,467
Disposals	(137,800)	(118,923)
Depreciation expense		1,799,324
Balance at December 31, 2010	$66,710,904	$8,371,766

S-1