Form 10-Q
period 2011-03-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2011-05-13
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Former name, former address and former fiscal year, if changed from last report: Not Applicable

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
CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010
(in thousands, except for unit data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$14,638	$18,446
Buildings	31,279	47,308
Tenant improvements	674	957
	46,591	66,711
Less accumulated depreciation and amortization	(6,053)	(8,372)
	40,538	58,339

Investment in non-consolidated entities	21,977	22,190
Acquired lease intangibles, net	466	1,285
Net real estate investments	62,981	81,814

Cash and cash equivalents	3,800	2,646
Tenant receivables, net	323	471
Accounts receivable - related party	169	163
Deferred costs, net	326	463
Other assets	249	642
TOTAL ASSETS	$67,848	$86,199

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$34,652	$50,372
Notes payable - related party	2,689	2,556
Accounts payable and other liabilities	454	1,235
Accounts payable - related party	169	30
Acquired below-market lease intangibles, net	99	181
Security deposits	136	164
TOTAL LIABILITIES	38,199	54,538

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 2,833 units outstanding at March 31, 2011 and December 31, 2010	29,649	30,385
TOTAL PARTNERS’ CAPITAL	29,649	30,385

Non-controlling interest	—	1,276
TOTAL CAPITAL	29,649	31,661
TOTAL LIABILITIES AND CAPITAL	$67,848	$86,199

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per unit data)
(unaudited)

	Three months ended March 31,
	2011	2010

Revenues:
Rental income from operating leases	$845	$1,157
Total revenues	845	1,157

Expenses:
General and administrative	15	11
General and administrative - related party	90	93
Asset management fees - related party	154	154
Property expense	247	241
Property management fees - related party	32	44
Legal and professional	74	51
Depreciation and amortization	368	423
Total operating expenses	980	1,017

Operating (loss) income	(135)	140

Other income (expense):
Interest and other income	2	—
Interest expense	(579)	(579)
Equity in losses from non-consolidated entities	(330)	(1,676)
Margin tax expense	(7)	(8)
Total other expense	(914)	(2,263)

Loss before discontinued operations	(1,049)	(2,123)

Income (loss) from discontinued operations:
Loss from real estate operations	(45)	(15)
Gain on sale of real estate	1,734	—
Income (loss) from discontinued operations	1,689	(15)

Net income (loss), including non-controlling interest	640	(2,138)

Net (income) loss attributable to non-controlling interest	(705)	8
Net loss attributable to partners	$(65)	$(2,130)

Weighted average units outstanding	2,833	2,833
Net loss per unit	$(22.95)	$(751.85)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
For the three months ended March 31, 2011
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Non-controlling interest	Total

Balance at December 31, 2010	$—	$30,385	$1,276	$31,661

Net loss (1)	—	(65)	705	640
Distributions	—	(671)	—	(671)
Distributions to non-controlling interest	—	—	(1,981)	(1,981)

Balance at March 31, 2011	$—	$29,649	$—	$29,649

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $1 for the three months ended March 31, 2011. The cumulative curative allocation since inception of the Partnership is $322. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss), including non-controlling interest	$640	$(2,138)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in losses from non-consolidated entities	330	1,676
Gain on sale of real estate	(1,734)	—
Depreciation and amortization	479	587
Amortization of above- and below-market leases, net	(10)	(31)
Amortization of loan acquisition costs	17	19
Bad debt expense	9	17
Decrease (increase) in tenant receivables	105	(1)
(Increase) decrease in accounts receivable - related party	(6)	2
Increase in deferred costs	(55)	(38)
Decrease in other assets	178	299
Decrease in accounts payable and other liabilities	(746)	(441)
Increase in accounts payable - related party	215	155
(Decrease) increase in security deposits	(4)	1
Net cash (used in) provided by operating activities	(582)	107

Cash flows from investing activities:
Improvements to real estate	—	(76)
Proceeds from property sale	4,493	—
Investments in non-consolidated entities	(137)	(281)
Distributions from non-consolidated entities	20	—
Net cash provided by (used in) investing activities	4,376	(357)

Cash flows from financing activities:
Payments on notes payable	(45)	(43)
Proceeds from notes payable - related party	—	400
Payments on notes payable - related party	—	(1,000)
Distributions	(671)	—
Distributions to non-controlling interest	(1,924)	—
Net cash used in financing activities	(2,640)	(643)

Net increase (decrease) in cash and cash equivalents	1,154	(893)
Cash and cash equivalents, beginning of period	2,646	3,297
Cash and cash equivalents, end of period	$3,800	$2,404

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$745	$683

Supplemental schedule of noncash investing and financing activities:

Net proceeds from sale of investment property
Land	$3,808	$—
Building and tenant improvements, net of accumulated depreciation	13,594	—
Receivables	34	—
Acquired lease intangibles, net	746	—
Deferred costs and other assets	374	—
Notes Payable	(15,675)	—
Acquired below-market lease intangibles and other liabilities	(122)	—
Gain on sale of investment	1,734	—
	$4,493	$—

During 2011, $130,000 in accounts payable - related party was reclassified to notes payable - related party.

In 2011, we reclassed $57,000 from non-controlling interest to accounts payable - related party. This represents the final distribution to be made to our non-controlling interest partner for the sale of the Lake Houston property.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011
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

We commenced our principal operations on June 30, 2005, when we accepted subscriptions for the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum dated April 19, 2005 (the “Offering Memorandum”) and issued the initial 80 limited partnership units (the “Units”). As of October 31, 2006, we had received $71.1 million for the sale of 2,844 Units and closed the offering. As of March 31, 2011, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area.

Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended (“Securities Act”), and are not currently listed on a national securities exchange. These Units will be transferable only if we register them under applicable securities laws (such registration is not expected) or pursuant to an exemption under the Securities Act and applicable state securities laws. We do not anticipate that any public market for the Units will develop.

The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. Although the U.S. economy has emerged from the recent recession, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels. At this time, it is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our cash resources to be insufficient to meet our obligations over the next 12 months. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect our limited partners’ invested capital. As we have several projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We believe that the economy and real estate market will recover prior to our anticipated liquidation commencement date of October 31, 2012. However, if the economy has not recovered, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the Partners at that time.

We have $24.6 million in debt that matures during 2011. This amount consists of a $13.4 million mortgage on our Lantern Lane property that matures in September 2011 and a $11.2 million mortgage on our Olmos Creek property that matures in December 2011. In each case, we believe that we will be able to extend the mortgage with the current lender, refinance with a new lender or dispose of the property in an orderly sale prior to the maturity date. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on disposition of those properties.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in Accounting Standards Codification (“ASC”) 810, Consolidation). As of March 31, 2011, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included in this Quarterly Report on Form 10-Q (“Report”) are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2010 are derived from our audited financial statements as of that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items.

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

Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. No percentage rents were recognized during the three months ended March 31, 2011 and 2010. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. During the three months ended March 31, 2011 and 2010, we recognized no lease termination fees. Upon early lease termination, as applicable, we also provide for losses related to unrecovered intangibles and other assets and write off any assets or liabilities and the associated accumulated amortization.

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

Acquired Properties and Acquired Lease Intangibles - We account for acquisitions of operating properties pursuant to ASC 805, Business Combinations (“ASC 805”), as we believe our operating real estate meets the definition of a “business” pursuant to this guidance. Accordingly, we allocate the purchase price of the acquired operating properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above and below-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental income or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods. Premiums or discounts on acquired above and below-market debt are amortized to interest expense over the remaining term of such debt.

We expense acquisition costs associated with operating properties as incurred in accordance with ASC 805. We did not expense any acquisition costs or capitalize any interest or taxes during the three months ended March 31, 2011 and 2010.

Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the term of lease for tenant-specific improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changes indicate a potential impairment, and we will perform an impairment analysis as necessary, at the property level. In the case of a property redevelopment, we will reassess the useful lives of specific buildings and other improvements to be demolished as part of that redevelopment once the redevelopment is probable to occur.

Properties Held for Sale - Properties will be classified as held for sale if we decide to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale will be carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of March 31, 2011 and December 31, 2010, we had no properties held for sale.

Impairment - We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the three months ended March 31, 2011 and 2010.

ENVIRONMENTAL EXPOSURES

We are subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity or operations (See Note 10). However, we can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries are included in general and administrative expense. As of March 31, 2011 and December 31, 2010, our allowance for uncollectible accounts related to our tenant receivables was $439,000 and $448,000, respectively.

Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. If a lease is terminated early, or a loan is paid in full prior to maturity, the remaining deferred costs will be written off. Accumulated amortization related to loan acquisition costs as of March 31, 2011 and December 31, 2010 totaled $262,000 and $348,000, respectively. Accumulated amortization related to leasing costs as of March 31, 2011 and December 31, 2010 totaled $136,000 and $156,000, respectively.

DISCONTINUED OPERATIONS

During the three months ended March 31, 2011, we sold our Market at Lake Houston property to AmREIT. This disposed property has been reflected as discontinued operations in the accompanying statement of operations. We had no properties classified as held for sale as of March 31, 2011or disposed of in prior periods. The following is a summary of our discontinued operations for the three months ended March 31, 2011 and 2010 (in thousands):

	For the three months ended March 31,
	2011	2010
Revenues:
Rental income from operating leases	329	529
Total revenues	329	529

Expenses:
General and administrative	4	1
Property expense	80	126
Property management fees - related party	12	18
Legal and professional	11	1
Depreciation and amortization	112	164
Total operating expenses	219	310

Operating income	110	219

Other (expense):
Interest expense	(141)	(230)
Margin tax expense	(14)	(4)
Total other expense	(155)	(234)
Loss from real estate operations	(45)	(15)
Gain on sale of real estate	1,734	—
Income (loss) from discontinued operations	$1,689	$(15)

INCOME TAXES

Federal - No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax” effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that ASC 740 Income Taxes, applies to the Texas Margin Tax. For the three months ended March 31, 2011 and 2010, we recorded tax provisions of approximately $7,000 and $8,000, respectively, for the Texas Margin Tax ($14,000 and $3,000, respectively related to discontinued operations).

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE MEASUREMENTS

We account for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

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

The following table presents our notes payable and related valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Level 1	Level 2	Level 3
Notes Payable	$—	$35,663	$—

December 31, 2010	Level 1	Level 2	Level 3
Notes Payable	$—	$52,021	$—

Notes Payable – We disclose the fair value of our financial instruments in accordance with ASC 825, Financial Instruments, on a recurring basis. Our consolidated financial instruments consist of cash and cash equivalents, tenant receivables, accounts receivable – related party, notes payable, notes payable – related party, and accounts payable and other liabilities. The carrying values of all but the notes payable are representative of the fair values due to the short term nature of the instruments. In determining the fair value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of notes payable was $35.7 million and $52.0 million at March 31, 2011 and December 31, 2010, respectively.

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

Since inception, we have made the following investments in five entities through which we own an interest in seven properties:

•

In March 2006, we acquired a 50% interest in 5433 Westheimer, LP, which owns an office building with a gross leasable area of 134,000 square feet and a 152-room hotel in Houston, Texas. In November 2008, we acquired an additional 7.5% interest in 5433 Westheimer, LP from our third party, joint-venture partner for $800,000. The remaining 42.5% is owned by that same party. The property is not consolidated into our financial statements as we and our joint venture partner share equally in decision making rights through our equal ownership in the general partner. Construction of the hotel was completed in August 2009, and we are currently evaluating opportunities to further develop the property.

•

In December 2006, we acquired a 20% interest in PTC/BSQ Holding Company LLC, which owns three multi-tenant retail properties located in Plano, Texas with a combined gross leasable area of 395,000 square feet. The remaining 80% is owned by an unaffiliated third party.

•

In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP, which owns a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 325,000 square feet. The remaining 50% is owned by AmREIT Monthly Income and Growth Fund IV, LP (“MIG IV”), an affiliate of our General Partner.

•

In August 2007, we acquired a 30% interest in AmREIT Woodlake Square, LP, which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 206,000 square feet. The remaining 70% interest was held by affiliated AmREIT entities, MIG IV and AmREIT Realty Investment Corporation (“ARIC”). In July 2010, we and our affiliated partners of AmREIT Woodlake, LP entered into a joint venture with a third-party institutional partner wherein the partner acquired a 90% interest in the joint venture. As a result of this transaction, we now hold a 3% interest in Woodlake Square, which carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. We will continue to account for this investment using the equity method given our ability to significantly influence the property’s operations. The joint venture commenced redevelopment of this property in the third quarter of 2010 with the total cost of the project estimated to be $8.0 million. The redevelopment was completed in April 2011, and Randall’s celebrated its grand opening on April 13, 2011. The redevelopment was completed on budget.

•

In November 2007, we acquired a 30% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entities, MIG IV and ARIC. In May 2008, AmREIT Westheimer Gessner, LP acquired an additional tract of land adjacent to Woodlake Pointe for $1.3 million.

We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities is summarized as of and for the three months ended March 31, 2011 and 2010, as follows (in thousands):

	Three months ended March 31,
	2011	2010
Revenue	$5,423	$5,504
Depreciation and amortization	(1,829)	(6,255)
Interest expense	(1,530)	(1,665)
Net loss	(985)	(5,075)

4.	ACQUIRED LEASE INTANGIBLES

In accordance with ASC 805, we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 1 year to 14 years. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term, plus any fixed-rate renewal options, if any, which range from 1 year to 14 years. The amortization of above (and below) market leases is recorded as a reduction of (increase in) rental income, and the amortization of in-place leases is included in depreciation and amortization expense. The amortization expense related to in-place leases was approximately $63,000 and $121,000 for the three months ended March 31, 2011 and 2010, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $9,000 and $12,000 during the three months ended March 31, 2011 and 2010, respectively. Accretion of below-market leases was approximately $19,000 and $43,000 during the three months ended March 31, 2011 and 2010, respectively.

Acquired in-place and above and below-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	March 31, 2011	December 31, 2010
Acquired lease intangible assets:
In-place leases	$2,257	$3,992
In-place leases - accumulated amortization	(1,814)	(2,739)
Above-market leases	265	269
Above-market leases - accumulated amortization	(242)	(237)
Acquired lease intangibles, net	$466	$1,285

Acquired lease intangible liabilities:
Below-market leases	$532	$699
Below-market leases - accumulated amortization	(433)	(518)
Acquired below-market lease intangibles, net	$99	$181

5.	NOTES PAYABLE

Our outstanding debt at March 31, 2011 and December 31, 2010 consisted entirely of fixed-rate mortgage loans of approximately $34.7 million and $50.4 million, respectively. Our mortgage loans are secured by our real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty. Mortgage loans are generally due in monthly installments of interest and principal and our mortgages mature over various terms ranging from September 2011 through June 2015. As of March 31, 2011, the weighted-average interest rate on our fixed-rate debt is 6.0%, and the weighted average remaining life of such debt is 1.6 years.

As of March 31, 2011, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2011	$130	$24,615	$24,745
2012	183	—	183
2013	196	—	196
2014	207	—	207
2015	92	9,229	9,321
Thereafter	—	—	—
Total	$808	$33,844	$34,652

We serve as guarantor on debt in the amount of $36.9 million that is the primary obligation of our non-consolidated joint ventures. This debt matures in 2013 and 2014. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

Notes Payable – Related Party – As of March 31, 2011 and December 31, 2010, the balance of notes payable – related party was $2.7 million and $2.6 million, respectively. Of the balance as of March 31, 2011, $1.7 million accrues interest monthly at LIBOR plus a spread of 4.0% with a floor of 7.0%, and the remaining amount accrues interest monthly at LIBOR plus a spread of 3.875% with a floor of 5.375%. The notes are due on demand and are secured by our investment interests in the Woodlake Pointe and Woodlake Square properties.

6.	CONCENTRATIONS

As of March 31, 2011 and December 31, 2010, each of our three consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, two of our three properties are located in the Houston metropolitan area. These Houston properties represent 77% and 83% of our rental income for the three months ended March 31, 2011 and 2010, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base rents generated by our top five tenants during the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Tenant
H-E-B Grocery (1)	$251	$356
Rice Food Markets, Inc.	73	73
Fidelity Investments	46	53
Fadis Mediterranean Delight, Inc.	33	33
Potbelly Sandwich Works	30	30
	$433	$545

(1)

HEB Grocery is the anchor tenant on our Olmos Creek property and was the anchor tenant on our Market at Lake Houston property prior to its sale in February 2011 to AmREIT. The HEB Grocery on the Market at Lake Houston property accounted for $172,000 and $277,000 in base rents for the three months ended March 31, 2011, 2010, respectively.

7.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

Our General Partner invested $800,000 as a limited partner and $1,000 as a general partner. We began raising capital in June 2005 and raised approximately $71 million at the time of the offering’s closing in October 2006. The General Partner’s $800,000 investment represents a 1.1% limited partner interest in the Partnership.

Limited Optional Redemption — Our Units were sold pursuant to exemptions from registration under the Securities Act and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with consent of the General Partner after delivery of required documents, and, in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, limited partners who have held their Units for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. During the three months ended March 31, 2011, we received one redemption request in the amount of $30,000 which was denied. During the three months ended March 31, 2010, we did not receive any redemption requests. During the three months ended March 31, 2009, we received three redemption requests, two of which were denied in the aggregate amount of $74,000 and one of which was granted in the amount of $28,000. All redemption requests that have been granted were paid with cash flows from operations. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash.

Distributions — During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. Our distributions were paid at a rate of 3.0% per annum on invested capital through June 30, 2009. We suspended all distribution payments in July 2009 and do not anticipate reinstating distributions until improvements in the real estate and liquidity markets warrant such payment. In March 2011, we made a one-time distribution to our partners for $671,000, which was funded by proceeds received from the sale of the Market at Lake Houston property. All distributions to date have been a return of capital, and the source of such distributions has been cash flows from operations and investing activities as well as our capital raising activities. During the liquidation stage of the Partnership (anticipated to commence in October 2012, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

Non-controlling Interest — Non-controlling interest represented a 40% ownership interest that one of our affiliate investment funds had in a real estate partnership that we consolidated as a result of our 60% controlling financial interest in such partnership.

8.	RELATED PARTY TRANSACTIONS

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. These affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
Type of service	2011	2010
Asset management fees	$154	$154
Property management fees and leasing costs	99	99
Administrative costs reimbursements	90	93
	$343	$346

In addition to the above fees paid by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the three months ended March 31, 2011 and 2010, such fees totaled $214,000 and $164,000, respectively. For more information, see Note 3 regarding investments in non-consolidated entities. On February 25, 2011, we sold the Market at Lake Houston property to AmREIT. For more information, see Note 9 regarding real estate acquisitions and dispositions.

9.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2011, we sold the Market at Lake Houston property to AmREIT, which generated net proceeds of $4.5 million and resulted in a gain of $1.7 million. In conjunction with the sale, we extinguished outstanding debt in the amount of $15.7 million that was secured by the property. We did not have any real estate acquisitions during the three months ended March 31, 2011. We did not have any real estate acquisitions or dispositions during the three months ended March 31, 2010.

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

On April 4, 2011, we contributed $1.5 million to PTC/BSQ Holding Company LLC, one of our non-consolidated joint venture entities. The entity used these proceeds along with proceeds from our unaffiliated third party joint venture partner to purchase a vacant anchor building that is located next to our Preston Towne Crossing property.

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

We have no employees and are managed by AmREIT Monthly & Income III Corporation, our General Partner, pursuant to our Partnership Agreement. Our General Partner is a wholly-owned subsidiary of AmREIT. We qualify as a partnership for federal income tax purposes.

As of March 31, 2011, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area. A majority of our properties are located in highly populated, suburban communities in Texas. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the three months ended March 31, 2011 and 2010. As of March 31, 2011, our properties had an average occupancy rate of approximately 77%, and the average debt leverage ratio of the properties in which we have an investment interest was approximately 61%, with 68% of such debt carrying a fixed rate of interest.

Summary of Critical Accounting Policies

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of our tenants. Management believes the most critical accounting policies in this regard are revenue recognition, regular evaluation of whether the value of a real estate asset has been impaired, accounting for the investment in real estate assets, accounting for the investment in non-consolidated entities, allowance for uncollectible accounts and accounting for real estate acquisitions. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience as well as various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in materially adverse ways, and those estimates could be different under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Partnership’s critical accounting policies that the Partnership believes could have the most significant effect on the Partnership’s reported results and require subjective or complex judgments by management is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Management believes that, as of March 31, 2011, there have been no material changes to this information.

Results of Operations

We commenced our principal operations on June 30, 2005 when we accepted subscriptions for the minimum offering of $2.0 million pursuant to the terms of our Offering Memorandum and issued the initial 80 Units to investors. During 2005, we acquired a direct interest in a property on September 30, 2005 and acquired an interest in another property on December 12, 2005 through a consolidated joint venture. During 2006, we acquired direct interests in two more properties, one on June 30, 2006 and the other on September 29, 2006. In 2006, we also made investments in three joint ventures through which we obtained an ownership interest in five properties. In 2007, we made investments in two more joint ventures through which we obtained an ownership interest in two properties. During 2008, we made an investment in one additional property through an existing joint venture and acquired an additional equity interest in another existing joint venture. On February 25, 2011, we sold our 60% majority interest in a property to AmREIT. As of March 31, 2011, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area.

Our direct property acquisitions were accounted for as purchases and the results of their operations are included in our consolidated financial statements from their respective dates of acquisition. We report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them.

Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

Revenue. Revenue decreased approximately $312,000 during the three months ended March 31, 2011 as compared to the same period in 2010 ($845,000 in 2011 versus $1.2 million in 2010). The decrease is primarily attributable to the DSW Shoes vacancy at Westside Plaza and the Blockbuster vacancy at Lantern Lane.

Legal and Professional Fees. Legal and professional fees increased approximately $23,000 during the three months ended March 31, 2011 as compared to the same period in 2010 ($74,000 in 2011 versus $51,000 in 2010). This increase was due to the timing in the payment of tax fees. We incurred the 2010 tax fees during the three months ended March 31, 2011, whereas the 2009 tax fees were incurred during the three months ended June 30, 2010.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $55,000 during the three months ended March 31, 2011 as compared to the same period in 2010 ($368,000 in 2011 versus $423,000 in 2010). This decrease was primarily due to a decrease in amortization of in-place leases as a substantial portion of those costs became fully amortized in the latter part of 2010 or were written off due to tenant vacancies.

Equity in Losses From Non-Consolidated Entities. Equity in losses from non-consolidated entities decreased approximately $1.3 million for the three months ended March 31, 2011 as compared to the same period in 2010 ($330,000 in 2011 versus $1.7 million in 2010). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decreased loss is due to a decrease in depreciation expense on our Woodlake Square property. During 2010, our joint venture reassessed and shortened the estimated useful lives of various buildings consistent with its plan to demolish such buildings as part of the redevelopment, which led to increased depreciation expense on the property in 2010.

Gain on Sale of Real Estate. During the three months ended March 31, 2011, we recognized a gain of $1.7 million on the sale of the Market at Lake Houston property. See Note 9 in the Notes to our Consolidated Financial Statements for further discussion on the sale of the Market at Lake Houston property.

Net (Income) Loss Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest of $705,000 for the three months ended March 31, 2011 is almost entirely the gain recognized from the sale of the Market at Lake Houston property in February 2011, a portion of which was attributable to non-controlling interest.

Liquidity and Capital Resources

We expect to meet our liquidity requirements through cash on-hand, net cash provided by distributions from joint ventures, proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for investment in real estate properties and related improvements and the payment of operating expenses, including interest expense on any outstanding indebtedness. As we sell properties during our operating period, we plan to strategically reinvest most of the proceeds from such sales rather than distributing the proceeds to our Partners. In February 2011, we sold the Market at Lake Houston property to AmREIT for cash proceeds of $2.6 million (net of $1.9 million in distributions to the non-controlling interest).

As of March 31, 2011 and December 31, 2010, our cash and cash equivalents totaled approximately $3.8 million and $2.6 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities during the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three months ended March 31,

	2011	2010

Operating activities	$(582)	$107
Investing activities	4,376	(357)
Financing activities	(2,640)	(643)

Net cash flows used in operating activities increased approximately $689,000 during the three months ended March 31, 2011 as compared to the same period in 2010 ($582,000 used in operating activities in 2011 versus $107,000 provided by operating activities in 2010). This increase in operating cash outflows was primarily attributable to a reduction in rental income, which was primarily due to reduced occupancy rates at Westside Plaza and Lantern Lane, coupled with the sale of The Market at Lake Houston property in February 2011.

Net cash flows provided by investing activities increased approximately $4.7 million during the three months ended March 31, 2011 as compared to the same period in 2010 ($4.4 million provided by investing activities in 2011versus $357,000 used in investing activities in 2010). This increase in cash inflows is primarily due to net cash proceeds of $4.5 million received from the sale of The Market at Lake Houston property in February 2011, coupled with a decrease in cash paid for improvements to real estate and a decrease in cash contributions to our non-consolidated investment properties.

Net cash flows used in financing activities increased approximately $2.0 million for the three months ended March 31, 2011 as compared to the same period in 2010 ($2.6 million in 2011 versus $643,000 in 2010). This increase was primarily due to distributions made to our non-controlling interest of $1.9 million and distributions made to our limited partners of $671,000 during the 2011 period, both of which were funded by the sale of The Market at Lake Houston. These outflows in 2011 were partially offset by net repayments on notes payable – related party of $600,000 made during the 2010 period.

The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. Although the U.S. economy has emerged from the recent recession, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels. At this time, it is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our cash resources to be insufficient to meet our obligations over the next 12 months. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect partners’ invested capital. As we have several projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We believe that the economy and real estate market may recover prior to our anticipated liquidation commencement date of October 31, 2012. However, if the economy has not recovered, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the Partners at that time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2011. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 13, 2011

	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer, and Director

	By:	/s/ Chad C. Braun
Chad C. Braun
Executive Vice President, Chief Financial Officer, Chief
Operating Officer, Treasurer and Secretary

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

Exhibit 10.17

Real Estate Sales Contract, effective as of January 14, 2011, between AmREIT Lake Houston, L.P., and AmREIT Realty Investment Corporation (incorporated herin by reference from Exhibit 10.17 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 dated March 31, 2011).

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