Form 10-Q
period 2011-06-30
AmREIT Monthly Income & Growth Fund III Ltd
filed 2011-08-12
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010
(in thousands, except for unit data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$14,638	$18,446
Buildings	31,301	47,308
Tenant improvements	674	957
	46,613	66,711
Less accumulated depreciation and amortization	(6,365)	(8,372)
	40,248	58,339

Investment in non-consolidated entities	23,297	22,190
Acquired lease intangibles, net	417	1,285
Net real estate investments	63,962	81,814

Cash and cash equivalents	2,017	2,646
Tenant receivables, net	525	471
Accounts receivable - related party	98	163
Deferred costs, net	336	463
Other assets	336	642
TOTAL ASSETS	$67,274	$86,199

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$34,610	$50,372
Notes payable - related party	2,868	2,556
Accounts payable and other liabilities	687	1,235
Accounts payable - related party	147	30
Acquired below-market lease intangibles, net	82	181
Security deposits	137	164
TOTAL LIABILITIES	38,531	54,538

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 2,833 units outstanding at June 30, 2011 and December 31, 2010	28,743	30,385
TOTAL PARTNERS’ CAPITAL	28,743	30,385

Non-controlling interest	—	1,276
TOTAL CAPITAL	28,743	31,661

TOTAL LIABILITIES AND CAPITAL	$67,274	$86,199

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for unit and per unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues:
Rental income from operating leases	$1,010	$1,111	$1,855	$2,268
Total revenues	1,010	1,111	1,855	2,268

Expenses:
General and administrative	35	43	50	54
General and administrative - related party	75	120	165	213
Asset management fees - related party	111	155	265	309
Property expense	294	283	541	524
Property management fees - related party	34	42	66	86
Legal and professional	181	62	255	113
Depreciation and amortization	370	422	738	845
Total operating expenses	1,100	1,127	2,080	2,144

Operating (loss) income	(90)	(16)	(225)	124

Other income (expense):
Interest and other income	1	4	3	4
Interest expense	(580)	(580)	(1,159)	(1,159)
Equity in losses from non-consolidated entities	(263)	(1,051)	(593)	(2,727)
Margin tax expense	(5)	(8)	(12)	(16)
Total other expense	(847)	(1,635)	(1,761)	(3,898)

Income from continuing operations	(937)	(1,651)	(1,986)	(3,774)

Income (loss) from discontinued operations:
Loss from real estate operations	3	(24)	(42)	(39)
Gain on sale of real estate	—	—	1,734	—
Income (loss) from discontinued operations	3	(24)	1,692	(39)

Net loss	(934)	(1,675)	(294)	(3,813)

Net (income) loss attributable to non-controlling interest	28	7	(677)	15
Net loss attributable to partners	$(906)	$(1,668)	$(971)	$(3,798)

Weighted average units outstanding	2,833	2,833	2,833	2,833
Net loss per unit	$(319.80)	$(588.78)	$(342.75)	$(1,340.63)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the six months ended June 30, 2011
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Non-controlling interest	Total

Balance at December 31, 2010	$—	$30,385	$1,276	$31,661

Net loss(1)	—	(971)	677	(294)
Distributions	—	(671)	—	(671)
Distributions to non-controlling interest	—	—	(1,953)	(1,953)

Balance at June 30, 2011	$—	$28,743	$—	$28,743

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $10 for the six months ended June 30, 2011. The cumulative curative allocation since inception of the Partnership is $331. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(294)	$(3,813)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Bad debt expense	10	42
Equity in losses from non-consolidated entities	593	2,727
Gain on sale of real estate	(1,734)	—
Depreciation and amortization	850	1,178
Amortization of above- and below-market leases, net	(18)	(61)
Amortization of loan acquisition costs	31	37
Decrease (increase) in tenant receivables	(97)	(251)
(Increase) decrease in accounts receivable - related party	65	(290)
Increase in deferred costs	(98)	(75)
Decrease in other assets	91	37
Decrease in accounts payable and other liabilities	(514)	(302)
Increase in accounts payable - related party	400	340
(Decrease) increase in security deposits	(3)	3
Net cash used in operating activities	(718)	(428)

Cash flows from investing activities:
Improvements to real estate	(22)	(86)
Proceeds from property sale	4,493	—
Investments in non-consolidated entities	(1,825)	(289)
Distributions from non-consolidated entities	125	124
Net cash provided by (used in) investing activities	2,771	(251)

Cash flows from financing activities:
Payments on notes payable	(87)	(82)
Proceeds from notes payable - related party	—	400
Payments on notes payable - related party	—	(1,000)
Distributions	(671)	—
Distributions to non-controlling interest	(1,924)	—
Net cash used in financing activities	(2,682)	(682)

Net decrease in cash and cash equivalents	(629)	(1,361)
Cash and cash equivalents, beginning of period	2,646	3,297
Cash and cash equivalents, end of period	$2,017	$1,936

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$1,203	$1,441
Taxes	$57	$40

Supplemental schedule of noncash investing and financing activities:

Net proceeds from sale of investment property
Land	$3,808	$—
Building and tenant improvements, net of accumulated depreciation	13,594	—
Receivables	34	—
Acquired lease intangibles, net	746	—
Deferred costs and other assets	374	—
Notes Payable	(15,675)	—
Acquired below-market lease intangibles and other liabilities	(122)	—
Gain on sale of real estate	1,734	—
	$4,493	$—

During 2011, $312,000 in accounts payable - related party was reclassified to notes payable - related party.

During 2011, we reclassified $29,000 from non-controlling interest to accounts payable - related party. This represents the final distribution to be made to the non-controlling interest in our Market at Lake Houston property for the sale of the Market at Lake Houston property.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT Monthly Income & Growth Fund III, Ltd., a Texas limited partnership (hereinafter referred to as the “Partnership,” “MIG III,” “we,” “us” or “our”), was formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. The general partner of the Partnership is AmREIT Monthly Income & Growth III Corporation, a Texas corporation (the “General Partner”), which is a wholly-owned subsidiary of AmREIT, Inc., a Securities and Exchange Commission (“SEC”) reporting, non-traded Maryland corporation that has elected to be taxed as a real estate investment trust (“AmREIT”). The General Partner maintains its principal place of business in Houston, Texas.

As of June 30, 2011, our investments included three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area.

The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. Although the U.S. economy has shown signs of improvement, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we believe that we have sufficient access to cash, and we will be successful in extending our debt maturities due in 2011, successfully refinancing such debt with another lender or disposing of the mortgaged property in an orderly sale prior to such debt maturity in order to meet our contractual obligations, a significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2011 cash resources to be insufficient to meet our obligations.

Projected cash sources (including cash on hand) and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2011. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) deferral of fees paid to our General Partner and its affiliates, (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

In addition, we have $24.6 million in debt that matures during 2011. This amount consists of a $13.4 million mortgage on our Lantern Lane property that matures in September 2011 and an $11.2 million mortgage on our Olmos Creek property that matures in December 2011. In each case, we may be able to extend the mortgage with the current lender, refinance with a new lender or dispose of the property in an orderly sale prior to the maturity date. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on disposition of those properties.

Effective July 15, 2009, we suspended all distributions in an effort to (1) conserve cash, (2) protect our limited partners’ invested capital, (3) improve our ability to fund capital improvements, tenant improvements and leasing commissions and (4) meet our obligations, including debt service.

We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our partners until we enter the liquidation phase. We believe that the economy and real estate market will recover prior to our anticipated liquidation commencement date of October 31, 2012. However, if the economy has not recovered, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the partners at that time.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined by U.S. generally accepted accounting standards (“GAAP”)). As of June 30, 2011, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included in this Quarterly Report on Form 10-Q (“Report”) have been prepared pursuant to the rules and regulations of the SEC and are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2010 are derived from our audited financial statements as of that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries are included in general and administrative expense. As of June 30, 2011 and December 31, 2010, our allowance for uncollectible accounts related to our tenant receivables was $458,000 and $448,000, respectively.

Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

REAL ESTATE DISPOSITION AND DISCONTINUED OPERATIONS

During the first quarter of 2011, we sold our Market at Lake Houston property to AmREIT. See Note 9 for additional disclosure. This disposed property has been reflected as discontinued operations in the accompanying consolidated statement of operations. The following is a summary of our income (loss) from discontinued real estate operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income from operating leases	$4	$534	$333	$1,063
Total revenues	4	534	333	1,063
Expenses:
General and administrative	2	2	6	3
Property expense	1	129	81	254
Property management fees - related party	—	18	12	36
Legal and professional	—	5	11	6
Depreciation and amortization	—	168	112	333
Total operating expenses	3	322	222	632

Operating income	1	212	111	431

Other (expense):
Interest expense	—	(233)	(141)	(463)
Margin tax expense	2	(3)	(12)	(7)
Total other expense	2	(236)	(153)	(470)
Loss from real estate operations	3	(24)	(42)	(39)
Gain on sale of real estate	—	—	1,734	—
Income (loss) from discontinued operations	$3	$(24)	$1,692	$(39)

INCOME TAXES

No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners. We are, however, subject to taxation under the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. For the six months ended June 30, 2011 and 2010, we recorded tax provisions of approximately $24,000 and $23,000, respectively, for the Texas Margin Tax ($12,000 and $7,000, respectively, related to discontinued operations).

FAIR VALUE MEASUREMENTS

GAAP requires that certain assets and liabilities be measured at fair value. GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified that are within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

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

GAAP requires the use of observable market data, when available, in making fair value measurements. Observable inputs that the market participants would use in pricing the asset or liability are developed based on market data obtained from sources independent of our own. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Our consolidated financial instruments consist of cash and cash equivalents, tenant receivables, accounts receivable – related party, notes payable, notes payable – related party, accounts payable – related party, and accounts payable and other liabilities. The carrying values of all of these financial instruments, except for our notes payable, are representative of the fair values due to the short-term nature of the instruments. See Note 5 for fair value disclosures of our notes payable.

SUBSEQUENT EVENTS

We have evaluated all events or transactions as of the date through which the financial statements were made available for issuance. We did not have any material subsequent events that impacted our consolidated financial statements.

3.	INVESTMENT IN NON-CONSOLIDATED ENTITIES

Since inception, we have made the following investments in five entities through which we own an interest in seven properties and account for under the equity method of accounting:

•

In March 2006, we acquired a 50% interest in 5433 Westheimer, LP, which owns an office building with a gross leasable area of 134,000 square feet and a 152-room hotel in Houston, Texas. In November 2008, we acquired an additional 7.5% interest in 5433 Westheimer, LP from our third party, joint-venture partner for $800,000. The remaining 42.5% is owned by that same party. The property is not consolidated into our financial statements as we and our joint venture partner share equally in decision making rights through our equal ownership in the general partner. Construction of the hotel was completed in August 2009, and we are currently evaluating opportunities to further develop the property. The $32 million in debt encumbering the real property owned by 5433 Westheimer, LP matures on December 31, 2011. We are pursuing three alternatives with regard to this pending maturity: a) under the loan documents there is an option to extend the term of the loan for an additional twelve months, provided that the property achieves certain performance levels, b) a payoff of the existing debt with a new loan(s), and c) a sale of all or part of the property coupled with a refinancing of any remaining loan balance.

•

In December 2006, we acquired a 20% interest in PTC/BSQ Holding Company LLC, which owns three multi-tenant retail properties located in Plano, Texas with a combined gross leasable area of 395,000 square feet. The remaining 80% is owned by an unaffiliated third party. During the second quarter of 2011, we invested $1.8 million (our funding requirement of 20%) in this holding company in order to acquire the vacant anchor building within the Preston Towne Crossing shopping center.

•

In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP, which owns a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 325,000 square feet. The remaining 50% is owned by AmREIT Monthly Income and Growth Fund IV, LP (“MIG IV”), an affiliate of our General Partner.

•

In August 2007, we acquired a 30% interest in AmREIT Woodlake Square, LP, which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 206,000 square feet. The remaining 70% interest was held by affiliated AmREIT entities, MIG IV and AmREIT Realty Investment Corporation (“ARIC”). In July 2010, we and our affiliated partners of AmREIT Woodlake Square, LP entered into a joint venture with a third-party institutional partner wherein the partner acquired a 90% interest in the joint venture. As a result of this transaction, we now hold a 3% interest in Woodlake Square, which carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. We will continue to account for this investment using the equity method given our ability to significantly influence the property’s operations. The joint venture commenced redevelopment of this property in the third quarter of 2010. The redevelopment was completed in April 2011, at a cost of approximately $8.0 million.

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

We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities is summarized as of and for the three and six months ended June 30, 2011 and 2010, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue	$5,261	$5,366	$10,684	$10,870
Depreciation and amortization	(1,797)	(4,200)	(3,626)	(10,455)
Interest expense	(1,563)	(1,658)	(3,093)	(3,323)
Net loss	(934)	(3,031)	(1,919)	(8,106)

4.	ACQUIRED LEASE INTANGIBLES

In accordance with GAAP, we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 1 year to 14 years. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term, plus any fixed-rate renewal options, if any, which range from 1 year to 14 years. The amortization of above (and below) market leases is recorded as a reduction of (increase in) rental income, and the amortization of in-place leases is included in depreciation and amortization expense. The amortization expense related to in-place leases was approximately $104,000 and $240,000 for the six months ended June 30, 2011 and 2010, respectively. We recorded disposals of in-place leases of $1.7 million and $0 and disposals from depreciation of in-place leases of $989,000 and $0 for the six months ended June 30, 2011 and 2010, respectively, related to the sale of Market at Lake Houston. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $18,000 and $24,000 during the six months ended June 30, 2011 and 2010, respectively. We recorded disposals of above-market leases of $4,000 and $0 for the six months ended June 30, 2011 and 2010, respectively, related to the sale of Market at Lake Houston. Accretion of below-market leases was approximately $36,000 and $85,000 during the six months ended June 30, 2011 and 2010, respectively. We recorded disposals of below-market leases of $167,000 and $0 and disposals from accretion of below-market leases of $104,000 and $0 for the six months ended June 30, 2011 and 2010, respectively.

Acquired in-place and above and below-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	June 30, 2011	December 31, 2010
Acquired lease intangible assets:
In-place leases	$2,257	$3,992
In-place leases - accumulated amortization	(1,854)	(2,739)
Above-market leases	265	269
Above-market leases - accumulated amortization	(251)	(237)
Acquired lease intangibles, net	$417	$1,285

Acquired lease intangible liabilities:
Below-market leases	$532	$699
Below-market leases - accumulated amortization	(450)	(518)
Acquired below-market lease intangibles, net	$82	$181

5. NOTES PAYABLE

Our outstanding debt at June 30, 2011 and December 31, 2010 consisted entirely of fixed-rate mortgage loans of approximately $34.6 million and $50.4 million, respectively. Our mortgage loans are secured by our real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty. Mortgage loans are generally due in monthly installments of interest and principal and our mortgages mature over various terms ranging from September 2011 through June 2015. As of June 30, 2011, the weighted-average interest rate on our fixed-rate debt was 6.0%, and the weighted average remaining life of such debt was 1.37 years.

As of June 30, 2011, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2011	$88	$24,615	$24,703
2012	183	—	183
2013	196	—	196
2014	207	—	207
2015	92	9,229	9,321
Thereafter	—	—	—
Total	$766	$33,844	$34,610

We serve as guarantor on debt in the amount of $36.9 million that is the primary obligation of our non-consolidated joint ventures. This debt matures in 2013 and 2014. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

Notes Payable – Related Party – As of June 30, 2011 and December 31, 2010, the balance of notes payable – related party was $2.9 million and $2.6 million, respectively. Of the balance as of June 30, 2011, $1.7 million accrues interest monthly at LIBOR plus a spread of 4.0% with a floor of 7.0%, and the remaining amount accrues interest monthly at LIBOR plus a spread of 3.875% with a floor of 5.375%. The notes are due on demand and are secured by our investment interests in the Woodlake Pointe and Woodlake Square properties.

Fair Value of Notes Payable – We record our debt instruments based on contractual terms, net of any applicable premium or discount on our consolidated balance sheet. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities. In determining the fair value of our debt instruments, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of notes payable was $35.9 million and $52.0 million at June 30, 2011 and December 31, 2010, respectively.

6. CONCENTRATIONS

As of June 30, 2011 and December 31, 2010, each of our three consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, two of our three properties are located in the Houston metropolitan area. These Houston properties represent 70% and 83% of our rental income for the six months ended June 30, 2011 and 2010, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base rents generated by our top five tenants during the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Tenant	2011	2010	2011	2010
H-E-B (1)	$79	$356	$330	$713
Rice Food Markets, Inc.	73	73	146	146
Fidelity Investments	46	47	93	100
Fadis Mediterranean Delight, Inc.	33	33	65	65
Potbelly Sandwich Works	30	30	61	61
	$261	$539	$695	$1,085

(1)

H-E-B, a regional grocer, is the anchor tenant on our Olmos Creek property and was the anchor tenant on our Market at Lake Houston property. We sold our Market at Lake Houston property in February 2011 to AmREIT. The H-E-B on the Market at Lake Houston property accounted for $172,000 and $555,000 in base rents for the six months ended June 30, 2011, 2010, respectively.

7. PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

Redemptions — Limited partners who have held their units of limited partnership interest (“Units”) for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash. During the six months ended June 30, 2011, we received one redemption request in the amount of $30,000, which was denied. During the six months ended June 30, 2010, we did not receive any redemption requests.

Distributions —We suspended all distribution payments in July 2009 and do not anticipate reinstating distributions until improvements in the real estate and liquidity markets warrant such payment. In March 2011, we made a distribution to our partners for $671,000, which was related to and funded by proceeds received from the sale of the Market at Lake Houston property. All distributions to date have been a return of capital, and the source of such distributions has been cash flows from operations and investing activities as well as our capital raising activities. During the liquidation stage of the Partnership (anticipated to commence in October 2012, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

Non-controlling Interest — Non-controlling interest represented the 40% ownership interest that one of our affiliate investment funds had in our Market at Lake Houston property that we consolidated as a result of our 60% controlling financial interest in such partnership. On February 25, 2011, we sold the Market at Lake Houston property to AmREIT. See Note 9 for a discussion of the sale of our Market at Lake Houston property.

8. RELATED PARTY TRANSACTIONS

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. Certain of these affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Type of service	2011	2010	2011	2010
Asset management fees	$111	$155	$265	$309
Property management fees and leasing costs	73	100	172	199
Administrative costs reimbursements	75	120	165	213
	$259	$375	$602	$721

In addition to the above fees paid by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the six months ended June 30, 2011 and 2010, such fees totaled $473,000 and $350,000, respectively. For more information, see Note 3 regarding investments in non-consolidated entities.

See Note 9 for a discussion of the sale of our Market at Lake Houston property to AmREIT on February 25, 2011.

9. REAL ESTATE DISPOSITIONS

On February 25, 2011, we sold the Market at Lake Houston property to AmREIT, which generated net proceeds of $4.5 million and resulted in a gain of $1.7 million. In conjunction with the sale, we extinguished outstanding debt in the amount of $15.7 million that was secured by the property. This property was owned 60% by the Partnership and 40% by another fund whose general partner is also a subsidiary of AmREIT. The transaction was completed at fair market value pursuant to an independent appraisal process.

10. COMMITMENTS AND CONTINGENCIES

As the owner or operator of real property, we may incur liability based on various property conditions and may be subject to liability for personal injury or property damage sustained as a result. In addition, we are subject to ongoing compliance requirements imposed on us by environmental laws.

We are involved in various matters of litigation arising in the normal course of business; however, we believe that we maintain comprehensive, general liability and extended insurance coverage as deemed necessary with respect to our properties. Except as further discussed below, we believe that no estimate of loss or range of loss, if any, can be made at this time for such matters; however, our management, based in part upon consultation with legal counsel, is of the opinion that, when such litigation is resolved, any liability in excess of amounts covered by insurance or already included in our consolidated financial statements, if any, will not have a material effect on our consolidated financial statements.

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

We believe that the above matter will not have an adverse effect on our consolidated financial position or results of operations, and we are aware of no other environmental exposures. However, we can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On February 25, 2011, we sold the Market at Lake Houston property to AmREIT, which generated net proceeds of $4.5 million and resulted in a gain of $1.7 million. In conjunction with the sale, we extinguished outstanding debt in the amount of $15.7 million that was secured by the property. This property was owned 60% by the Partnership and 40% by another fund whose general partner is also a wholly-owned subsidiary of AmREIT. The transaction was completed at fair market value pursuant to an independent appraisal process. Prior to commencing the independent appraisal process, we and AmREIT also voluntarily solicited the approval of the transaction by our limited partners. In addition, two separate committees were appointed by AmREIT’s board to represent the interests of the selling partnerships and the interests of AmREIT. Each committee contained three independent directors from AmREIT’s board of directors and was led by an independent director with substantial expertise in valuing commercial real estate. Each committee engaged its own independent nationally known appraiser. If the two appraised values were within five percent of each other, the market value of the property would be deemed to be the median of the two appraisals. If the two appraisals were more than five percent apart, a third appraiser would be appointed by the two existing appraisers. Approximately 57% of our limited partners voted, of which, 98% voted in favor of the sale. As a result of this process, we sold the property for a total $20.1 million. See Note 3 for a discussion of our investment activity with respect to our non-consolidated entities.

As of June 30, 2011, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area. All of our properties are located in Texas, the majority of which are located in highly-populated, suburban communities. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the six months ended June 30, 2011 and 2010. As of June 30, 2011, our properties, including our non-consolidated investments, had an average occupancy rate of approximately 78%, and the average debt leverage ratio of the properties in which we have an investment interest was approximately 61%, with 68% of such debt carrying a fixed rate of interest.

Results of Operations

Below is a discussion of our results of operations for the three months and six months ended June 30, 2011, as compared to the same periods in 2010. For purposes of comparing our results for the periods presented below, the operating results from the Market of Lake Houston have been presented separately as discontinued operations. As of June 30, 2011, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area.

Comparison of Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Revenue. Revenue decreased approximately $101,000 during the three months ended June 30, 2011 as compared to the same period in 2010 ($1.0 million in 2011 versus $1.1 million in 2010). The decrease is primarily attributable to lower occupancy in the current period as compared to 2010 at our Westside Plaza and Lantern Lane properties. We have subsequently increased occupancy with a new tenant at our Westside Plaza property, although at a rental rate lower than the previous tenant.

General and administrative – related party. General and administrative – related party decreased approximately $45,000 during the three months ended June 30, 2011 as compared to the same period in 2010 ($75,000 in 2011 versus $120,000 in 2010). This decrease was primarily due to a lower allocation of administrative costs to reflect a reduction of administrative time and resources incurred by AmREIT on behalf of the Partnership.

Asset management fees – related party. Asset management fees – related party decreased approximately $44,000 during the three months ended June 30, 2011 as compared to the same period in 2010 ($111,000 in 2011 versus $155,000 in 2010). Our asset management fees are calculated based upon the net value of our assets, which has decreased during 2011.

Legal and Professional Fees. Legal and professional fees increased approximately $119,000 during the three months ended June 30, 2011 as compared to the same period in 2010 ($181,000 in 2011 versus $62,000 in 2010). This increase was due to a non-recurring audit of one of our non-consolidated entities.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $52,000 during the three months ended June 30, 2011 as compared to the same period in 2010 ($370,000 in 2011 versus $422,000 in 2010). This decrease was primarily due to a decrease in amortization of in-place leases as a substantial portion of those costs became fully amortized during the first quarter of 2011 or were written off due to tenant vacancies.

Equity in Losses From Non-Consolidated Entities. Equity in losses from non-consolidated entities decreased approximately $788,000 for the three months ended June 30, 2011 as compared to the same period in 2010 ($263,000 in 2011 versus $1.1 million in 2010). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decreased loss is due to a decrease in depreciation expense on our Woodlake Square property. During 2010, our joint venture reassessed and shortened the estimated useful lives of various buildings consistent with its plan to demolish such buildings as part of the redevelopment, which led to increased depreciation expense on the property in 2010.

Net Loss Attributable to Non-Controlling Interest. Net loss attributable to non-controlling interest increased approximately $21,000 for the three months ended June 30, 2011 as compared to the same period in 2010 ($28,000 in 2011 versus $7,000 in 2010). This increase is due to the sale of The Market at Lake Houston in the first quarter of 2011. The 2010 period includes three months of income for The Market at Lake Houston.

Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010

Revenue. Revenue decreased approximately $413,000 during the six months ended June 30, 2011 as compared to the same period in 2010 ($1.9 million in 2011 versus $2.3 million in 2010). The decrease is primarily attributable to the DSW Shoes vacancy at Westside Plaza and the Blockbuster vacancy at Lantern Lane. We have subsequently increased occupancy with a new tenant at our Westside Plaza property, although at a rental rate lower than the previous tenant.

General and Administrative – Related Party. General and administrative expenses paid to our affiliate decreased approximately $48,000 during the six months ended June 30, 2011 as compared to the same period in 2010 ($165,000 in 2011 versus $213,000 in 2010). This decrease was primarily due to a lower allocation of administrative costs to reflect a reduction of administrative time and resources incurred by AmREIT on behalf of the Partnership.

Asset management fees – related party. Asset management fees – related party decreased approximately $44,000 during the three months ended June 30, 2011 as compared to the same period in 2010 ($265,000 in 2011 versus $309,000 in 2010). Our asset management fees are calculated based upon the net value of our assets, which has decreased during 2011.

Legal and Professional Fees. Legal and professional fees increased approximately $142,000 during the six months ended June 30, 2011 as compared to the same period in 2010 ($255,000 in 2011 versus $113,000 in 2010). This increase was due to a non-recurring audit of one of our non-consolidated entities.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $107,000 during the six months ended June 30, 2011 as compared to the same period in 2010 ($738,000 in 2011 versus $845,000 in 2010). This decrease was primarily due to a decrease in amortization of in-place leases as a substantial portion of those costs became fully amortized during the first quarter of 2011 or were written off due to tenant vacancies.

Equity in Losses From Non-Consolidated Entities. Equity in losses from non-consolidated entities decreased approximately $2.1 million during the six months ended June 30, 2011 as compared to the same period in 2010 ($593,000 in 2011 versus $2.7 million in 2010). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decreased loss is due to a decrease in depreciation expense on our Woodlake Square property. During 2010, our joint venture reassessed and shortened the estimated useful lives of various buildings consistent with its plan to demolish such buildings as part of the redevelopment, which led to increased depreciation expense on the property in 2010.

Gain on Sale of Real Estate. During the first quarter of 2011, we recognized a gain of $1.7 million on the sale of our Market at Lake Houston property. See Notes 2 and 9 in the accompanying Notes to our Consolidated Financial Statements for further discussion on the sale of The Market at Lake Houston property.

Net (Income) Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest decreased approximately $692,000 during the six months ended June 30, 2011 as compared to the same period in 2010 ($677,000 loss in 2011 versus income of ($15,000) in 2010). This decrease is due to the sale of The Market at Lake Houston in the first quarter of 2011. The 2010 period includes six months of activity for The Market at Lake Houston.

Liquidity and Capital Resources

As of June 30, 2011 and December 31, 2010, our cash and cash equivalents totaled approximately $2.0 million and $2.6 million, respectively. We expect that our primary uses of capital will be for selective investment in existing properties, and the payment of operating expenses, including interest expense on any outstanding indebtedness.

Projected cash sources (including cash on hand) and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2011. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) deferral of fees paid to our General Partner and its affiliates, (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

In addition, we have $24.6 million in debt that matures during 2011. This amount consists of a $13.4 million mortgage on our Lantern Lane property that matures in September 2011 and an $11.2 million mortgage on our Olmos Creek property that matures in December 2011. In each case, we may be able to extend the mortgage with the current lender, refinance with a new lender or dispose of the property in an orderly sale prior to the maturity date. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on disposition of those properties.

Effective July 15, 2009, we suspended all distributions in an effort to (1) conserve cash, (2) protect our limited partners’ invested capital, (3) improve our ability to fund capital improvements, tenant improvements and leasing commissions and (4) meet our obligations, including debt service.

We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our partners until we enter the liquidation phase. We believe that the economy and real estate market will recover prior to our anticipated liquidation commencement date of October 31, 2012. However, if the economy has not recovered, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the partners at that time.

The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. Although the U.S. economy has shown signs of improvement, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we believe that we have sufficient access to cash and we will be successful in extending our debt maturities in 2011, successfully refinancing such debt with another lender or disposing of the mortgaged property in an orderly sale prior to such debt maturing in order to meet our contractual obligations, a significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2011 cash resources to be insufficient to meet our obligations.

Cash Flow Activities for the Six Months Ended June 30, 2011 and 2010

Cash flows provided by (used in) operating activities, investing activities and financing activities during the six months ended June 30, 2011 and 2010 are as follows (in thousands):

	2011	2010
Operating activities	$(718)	$(428)
Investing activities	2,771	(251)
Financing activities	(2,682)	(682)

Net cash flows used in operating activities increased approximately $290,000 during the six months ended June 30, 2011 as compared to the same period in 2010 ($718,000 used in operating activities in 2011 versus $428,000 provided by operating activities in 2010). This increase in operating cash outflows was primarily attributable to a reduction in rental income, which was driven by reduced occupancy rates at Westside Plaza and Lantern Lane, coupled with the sale of The Market at Lake Houston property in February 2011.

Net cash flows provided by investing activities increased approximately $3.0 million during the six months ended June 30, 2011 as compared to the same period in 2010 ($2.8 million provided by investing activities in 2011versus $251,000 used in investing activities in 2010). This increase in cash inflows is primarily due to net cash proceeds of $4.5 million received from the sale of The Market at Lake Houston property in February 2011, partially offset by an increase in investments in nonconsolidated entities. During the second quarter of 2011, we invested $1.8 million (our funding requirement of 20%) in PTC/BSQ Holding Company LLC in order to acquire the vacant anchor building within the Preston Towne Crossing shopping center.

Net cash flows used in financing activities increased approximately $2.0 million for the six months ended June 30, 2011 as compared to the same period in 2010 ($2.7 million in 2011 versus $682,000 in 2010). This increase was primarily due to distributions made to our non-controlling partner of $1.9 million and distributions made to our limited partners of $671,000 during the 2011 period, both of which were driven by the sale of The Market at Lake Houston. These outflows in 2011 were partially offset by net repayments on notes payable – related party of $600,000 made during the 2010 period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2011. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Control over Financial Reporting.

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS.

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

Date: August 12, 2011

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

Exhibit 3.2

Agreement of Limited Partnership of AmREIT Monthly Income & Growth Fund III, Ltd., dated April 19, 2005 (incorporated herein by reference from Exhibit 3.2 to the Partnership’s Registration Statement on Form 10-SB dated April 30, 2007).

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer of our General Partner (filed herewith).

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer of our General Partner (filed herewith).

Exhibit 32.1	Chief Executive Officer of our General Partner certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Chief Financial Officer of our General Partner certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010, (iii) the Consolidated Statement of Capital for the six months ended June 30, 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.