Form 10-Q
period 2011-09-30
AmREIT Monthly Income & Growth Fund III Ltd
filed 2011-11-14
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-52619

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD.
(Exact Name of Registrant as specified in its charter)

Texas	20-2964630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Greenway Plaza, Suite 1000 Houston, TX	77046
(Address of principal executive offices)	(Zip Code)

(713) 850-1400
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2011 and December 31, 2010
(in thousands, except for unit data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$13,988	$18,446
Buildings	29,856	47,308
Tenant improvements	798	957
	44,642	66,711
Less accumulated depreciation and amortization	(6,682)	(8,372)
	37,960	58,339

Investment in non-consolidated entities	22,919	22,190
Acquired lease intangibles, net	375	1,285
Net real estate investments	61,254	81,814

Cash and cash equivalents	1,984	2,646
Tenant receivables, net	518	471
Accounts receivable - related party	69	163
Deferred costs, net	342	463
Other assets	364	642
TOTAL ASSETS	$64,531	$86,199

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$34,567	$50,372
Notes payable - related party	3,194	2,556
Accounts payable and other liabilities	810	1,235
Accounts payable - related party	56	30
Acquired below-market lease intangibles, net	66	181
Security deposits	134	164
TOTAL LIABILITIES	38,827	54,538

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 2,833 units outstanding at September 30, 2011 and December 31, 2010	25,704	30,385
TOTAL PARTNERS' CAPITAL	25,704	30,385

Non-controlling interest	—	1,276
TOTAL CAPITAL	25,704	31,661
TOTAL LIABILITIES AND CAPITAL	$64,531	$86,199

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for unit and per unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Rental income from operating leases	$1,002	$979	$2,857	$3,247

Expenses:
General and administrative	30	21	80	75
General and administrative - related party	91	121	256	334
Asset management fees - related party	111	154	376	463
Impairment	2,096	—	2,096	—
Property expense	271	265	812	789
Property management fees - related party	37	45	103	131
Legal and professional	65	60	320	173
Depreciation and amortization	374	472	1,112	1,317
Total operating expenses	3,075	1,138	5,155	3,282

Operating (loss) income	(2,073)	(159)	(2,298)	(35)

Other income (expense):
Interest and other income	2	3	5	7
Interest expense	(586)	(582)	(1,745)	(1,741)
Equity in losses from non-consolidated entities	(360)	(558)	(953)	(3,285)
Margin tax expense	(18)	—	(30)	(16)
Total other expense	(962)	(1,137)	(2,723)	(5,035)

Loss from continuing operations	(3,035)	(1,296)	(5,021)	(5,070)

Income (loss) from discontinued operations:
Loss from real estate operations	(6)	(30)	(48)	(69)
Gain on sale of real estate	—	—	1,734	—
Income (loss) from discontinued operations	(6)	(30)	1,686	(69)

Net loss	(3,041)	(1,326)	(3,335)	(5,139)

Net (income) loss attributable to non-controlling interest	2	12	(675)	27
Net loss attributable to partners	$(3,039)	$(1,314)	$(4,010)	$(5,112)

Weighted average units outstanding	2,833	2,833	2,833	2,833
Net loss per unit	$(1,072.71)	$(463.82)	$(1,415.46)	$(1,804.45)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the nine months ended September 30, 2011
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Non-controlling interest	Total

Balance at December 31, 2010	$—	$30,385	$1,276	$31,661
Net loss(1)	—	(4,010)	675	(3,335)
Distributions	—	(671)	—	(671)
Distributions to non-controlling interest	—	—	(1,951)	(1,951)

Balance at September 30, 2011	$—	$25,704	$—	$25,704

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $40 for the nine months ended September 30, 2011. The cumulative curative allocation since inception of the Partnership is $362. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,335)	$(5,139)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Impairment	2,096	—
Bad debt expense	8	154
Equity in losses from non-consolidated entities	953	3,285
Gain on sale of real estate	(1,734)	—
Depreciation and amortization	1,224	1,815
Amortization of above- and below-market leases, net	(30)	(87)
Amortization of loan acquisition costs	45	56
Increase in tenant receivables	(89)	(295)
(Increase) decrease in accounts receivable - related party	94	(29)
Increase in deferred costs	(107)	(89)
Decrease in other assets	63	(79)
Decrease in accounts payable and other liabilities	(389)	(146)
Increase in accounts payable - related party	659	506
(Decrease) increase in security deposits	(6)	(12)
Net cash used in operating activities	(548)	(60)

Cash flows from investing activities:
Improvements to real estate	(148)	(102)
Proceeds from property sale	4,493	—
Investments in non-consolidated entities	(1,842)	(424)
Distributions from non-consolidated entities	160	897
Net cash provided by (used in) investing activities	2,663	371

Cash flows from financing activities:
Payments on notes payable	(130)	(123)
Proceeds from notes payable - related party	—	400
Payments on notes payable - related party	—	(1,400)
Loan acquisition costs	(30)	—
Distributions	(671)	—
Distributions to non-controlling interest	(1,946)	—
Net cash used in financing activities	(2,777)	(1,123)

Net decrease in cash and cash equivalents	(662)	(812)
Cash and cash equivalents, beginning of period	2,646	3,297
Cash and cash equivalents, end of period	$1,984	$2,485

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$1,728	$2,199
Taxes	$91	$39

Supplemental schedule of noncash investing and financing activities:

Net proceeds from sale of investment property
Land	$3,808	$—
Building and tenant improvements, net of accumulated depreciation	13,594	—
Receivables	34	—
Acquired lease intangibles, net	746	—
Deferred costs and other assets	374	—
Notes Payable	(15,675)	—
Acquired below-market lease intangibles and other liabilities	(122)	—
Gain on sale of real estate	1,734	—
	$4,493	$—

During 2011, $638,000 in accounts payable - related party was reclassified to notes payable - related party.

During 2011, we reclassified $5,000 from non-controlling interest to accounts payable - related party. This represents the final distribution to be made to the non-controlling interest in our Market at Lake Houston property for the sale of the Market at Lake Houston property.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
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

As of September 30, 2011, our investments included three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area.

The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. Recently, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls as discussed below to be insufficient.

Further, recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States (the “U.S.”) from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and despite the recent European agreement intended to help resolve the Euro crisis, the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may further negatively impact our ability to access the debt markets.

Projected cash sources (including cash on hand) and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2011. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) deferral of fees paid to our General Partner and its affiliates, (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties. Based on the foregoing, it is possible that investors may not recover all of their original investment.

In addition, we have significant debt maturing in the fourth quarter 2011. Our Olmos Creek mortgage of $11.2 million matured on November 1, 2011 and remains outstanding as of the date of this report. This debt is non-recourse; however, the lender can take possession of the Olmos Creek property as full settlement of the debt. The lender has not demanded immediate delivery of the property or accelerated payment at this time; however, we have not made progress in our discussions with the lender to refinance or extend the debt. Instead, the lender has communicated to us that they are pursuing a sale of the debt (including the right to the property). The status of current discussions with the lender creates uncertainty in our ability to retain and operate the property. We assessed the Olmos Creek property for impairment and recorded an impairment of $2.1 million in order to reflect it at its estimated fair value. See also Notes 2 and 11.

Effective July 15, 2009, we suspended all distributions in an effort to (1) conserve cash, (2) protect our limited partners’ invested capital, (3) improve our ability to fund capital improvements, tenant improvements and leasing commissions and (4) meet our obligations, including debt service. We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our partners until we enter the liquidation phase, which is scheduled for October 31, 2012. However, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the partners at that time.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary as defined by U.S. generally accepted accounting standards (“GAAP”). As of September 30, 2011, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included in this Quarterly Report on Form 10-Q (“Report”) have been prepared pursuant to the rules and regulations of the SEC and are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2010 are derived from our audited financial statements as of that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries are included in property expense. As of September 30, 2011 and December 31, 2010, our allowance for uncollectible accounts related to our tenant receivables was $440,000 and $448,000, respectively.

Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

IMPAIRMENT

We review for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Due to the uncertainty of our future ability to continue to retain and operate our Olmos Creek property (see Note 1), an impairment test was performed on this property. We determined that this property was impaired based upon our estimate of its fair value if sold, which was $9.6 million. Accordingly, we recorded an impairment of approximately $2.1 million. See also “Fair Value Measurements” below.

REAL ESTATE DISPOSITION AND DISCONTINUED OPERATIONS

During the first quarter of 2011, we sold our Market at Lake Houston property to AmREIT. See Note 9 for additional disclosure. This disposed property has been reflected as discontinued operations in the accompanying consolidated statement of operations. The following is a summary of our income (loss) from discontinued real estate operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income from operating leases	$—	$529	$333	$1,592
Total revenues	—	529	333	1,592

Expenses:
General and administrative	—	3	6	6
Property expense	—	129	81	383
Property management fees - related party	—	18	12	54
Legal and professional	—	6	12	12
Depreciation and amortization	—	168	112	501
Total operating expenses	—	324	223	956

Operating income	—	205	110	636

Other (expense):
Interest expense	—	(235)	(141)	(698)
Margin tax expense	(6)	—	(17)	(7)
Total other expense	(6)	(235)	(158)	(705)
Loss from real estate operations	(6)	(30)	(48)	(69)
Gain on sale of real estate	—	—	1,734	—
Income (loss) from discontinued operations	$(6)	$(30)	$1,686	$(69)

INCOME TAXES

No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.We are, however, subject to taxation under the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. For the nine months ended September 30, 2011 and 2010, we recorded tax provisions of approximately $30,000 and $16,000, respectively, for the Texas Margin Tax ($17,000 and $7,000, respectively, related to discontinued operations).

FAIR VALUE MEASUREMENTS

GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. GAAP requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of ours. When market data inputs are unobservable, we utilize inputs that we believe reflect our best estimate of the assumptions market participants would use in pricing the asset or liability. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified that are within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

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

Recurring Fair Value Measurements and Financial Instruments - Our consolidated financial instruments consist of cash and cash equivalents, tenant receivables, accounts receivable – related party, notes payable, notes payable – related party, accounts payable – related party, and accounts payable and other liabilities. The carrying values of all of these financial instruments, except for our notes payable, are representative of the fair values due to the short-term nature of the instruments. See Note 5 for fair value disclosures of our notes payable.

Non-Recurring Fair Value Measurements, Impairment – As discussed above, we impaired our Olmos Creek property during the third quarter of 2011. We determined the fair value of the property was approximately $9.6 million. We have determined that this non-recurring fair value measurement falls within Level 3 of the fair value hierarchy.

3. INVESTMENT IN NON-CONSOLIDATED ENTITIES

Since inception, we have made the following investments in five entities through which we own an interest in seven properties and account for under the equity method of accounting:

•

In March 2006, we acquired a 50% interest in 5433 Westheimer, LP, which owns an office building with a gross leasable area of 134,000 square feet and a 152-room hotel in Houston, Texas. In November 2008, we acquired an additional 7.5% interest in 5433 Westheimer, LP from our third party, joint-venture partner for $800,000. The remaining 42.5% is owned by that same party. The property is not consolidated into our financial statements as we and our joint venture partner share equally in decision making rights through our equal ownership in the general partner. This property is currently being marketed for sale. We believe the sales proceeds will exceed the $32 million in debt encumbering the real property owned by 5433 Westheimer, LP prior to its maturity on December 31, 2011, and our share of the proceeds will exceed our investment balance. We have guaranteed $16 million of their debt.

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

•

In August 2007, we acquired a 30% interest in AmREIT Woodlake, LP, which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 206,000 square feet. The remaining 70% interest was held by affiliated AmREIT entities, MIG IV and AmREIT Realty Investment Corporation (“ARIC”). In July 2010, we and our affiliated partners of AmREIT Woodlake, LP entered into a joint venture with a third-party institutional partner wherein the partner acquired a 90% interest in the joint venture. As a result of this transaction, we now hold a 3% interest in Woodlake Square, which carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. We will continue to account for this investment using the equity method given our ability to significantly influence the property’s operations. The joint venture commenced redevelopment of this property in the third quarter of 2010. The redevelopment was completed in April 2011. To date, Woodlake Square has incurred approximately $6.1 million with a total expected cost of approximately $8.2 million including additional tenant improvements and leasing costs.

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

We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities is summarized as of and for the three and nine months ended September 30, 2011 and 2010, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$5,782	$4,662	$16,466	$15,532
Depreciation and amortization	(1,823)	(1,801)	(5,449)	(12,256)
Interest expense	(1,522)	(1,137)	(4,615)	(4,460)
Net loss	(727)	(1,387)	(2,646)	(9,493)

4. ACQUIRED LEASE INTANGIBLES

In accordance with GAAP, we identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 1 year to 14 years. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term, plus any fixed-rate renewal options, if any, which range from 1 year to 14 years. The amortization of above (and below) market leases is recorded as a reduction of (increase in) rental income, and the amortization of in-place leases is included in depreciation and amortization expense.

The table below details our acquired in-place and above and below-market lease amounts and their respective accumulated amortization as recoded on our consolidated balance sheets as follows (in thousands):

	September 30, 2011	December 31, 2010
Acquired lease intangible assets:
In-place leases	$2,257	$3,992
In-place leases - accumulated amortization	(1,892)	(2,739)
Above-market leases	265	269
Above-market leases - accumulated amortization	(255)	(237)
Acquired lease intangibles, net	$375	$1,285

Acquired lease intangible liabilities:
Below-market leases	$(532)	$(699)
Below-market leases - accumulated amortization	466	518
Acquired below-market lease intangibles, net	$(66)	$(181)

The table below details our acquired lease intangible activity for the nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Nine months ended September 30,
	2011	2010
Acquired lease intangible assets:
Disposals of in-place leases	$(1,735)	$—
Amortization of in-place leases	(142)	(386)
Disposals of accumulated amortization of in-place leases	989	—
Disposals of above-market leases	(4)	—
Amortization of above-market leases	(22)	(36)
Disposals of accumulated amortization of above-market leases	4	—

Acquired lease intangible liabilities:
Accretion of below-market leases	$52	$123
Disposals of below-market leases	167	—
Disposals of accumulatd amortization of below-market leases	(104)	—

5. NOTES PAYABLE

Our outstanding debt at September 30, 2011 and December 31, 2010 consisted entirely of fixed-rate mortgage loans of approximately $34.6 million and $50.4 million, respectively. Our mortgage loans are secured by our real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty. Mortgage loans are generally due in monthly installments of interest and principal and our mortgages mature over various terms ranging from December 2011 through June 2015. As of September 30, 2011, the weighted-average interest rate on our fixed-rate debt was 6%, and the weighted average remaining life of such debt was 1.1 years.

As of September 30, 2011, scheduled principal repayments on notes payable were as follows (in thousands):

	Scheduled
	Principal	Term-Loan		Total
Scheduled Payments by Year	Payments	Maturities		Payments
2011	$45	$24,615	(1)	$24,660
2012	183	—		183
2013	196	—		196
2014	207	—		207
2015	92	9,229		9,321
Thereafter	—	—		—
Total	$723	$33,844		$34,567

(1)

Included is the $13.4 million in Lantern Lane debt that was refinanced in October 2011. The remaining $11.2 million represents the debt on our Olmos Creek property that matured unpaid on November 1, 2011. See Note 11.

We serve as guarantor on debt in the amount of $36.9 million that is the primary obligation of our non-consolidated joint ventures. This debt matures in 2013 and 2014. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

Notes Payable – Related Party – As of September 30, 2011 and December 31, 2010, the balance of notes payable – related party was $3.2 million and $2.6 million, respectively. Of the balance as of September 30, 2011, $1.7 million accrues interest monthly at LIBOR plus a spread of 4.0% with a floor of 7.0%, and the remaining amount accrues interest monthly at LIBOR plus a spread of 3.875% with a floor of 5.375%. The notes are due on demand and are secured by our investment interests in the Woodlake Pointe and Woodlake Square properties. As part of our repayment and refinance of our Lantern Lane debt, we borrowed an additional $1.5 million from AmREIT, Inc. in October 2011. See Note 11 for more information.

Fair Value of Notes Payable – We record our debt instruments based on contractual terms, net of any applicable premium or discount on our consolidated balance sheet. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities. In determining the fair value of our debt instruments, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of notes payable was $35.7 million and $52.0 million at September 30, 2011 and December 31, 2010, respectively.

See also Note 11 regarding the October 2011 refinance of our Lantern Lane debt and our current plans with respect to our Olmos Creek debt, which matured unpaid on November 1, 2011.

6. CONCENTRATIONS

As of September 30, 2011 and December 31, 2010, each of our three consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, two of our three properties are located in the Houston metropolitan area. These Houston properties represent 72% and 73% of our rental income for the nine months ended September 30, 2011 and 2010, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

The following details our base rents generated by our top five tenants during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Tenant	2011	2010	2011	2010
H-E-B(1)	$79	$356	$409	$1,069
Trend Mall	95	—	234	—
Rice Food Markets, Inc.	73	73	219	219
Fidelity Investments	46	46	139	147
Fadis Mediterranean Delight, Inc.	33	33	98	98
	$326	$508	$1,099	$1,533

(1)

H-E-B, a regional grocer, is the anchor tenant on our Olmos Creek property and was the anchor tenant on our Market at Lake Houston property. We sold our Market at Lake Houston property in February 2011 to AmREIT. The H-E-B on the Market at Lake Houston property accounted for $172,000 and $832,000 in base rents for the nine months ended September 30, 2011and 2010, respectively.

7. PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

Redemptions — Limited partners who have held their units of limited partnership interest (“Units”) for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash. During the nine months ended September 30, 2011, we received one redemption request in the amount of $30,000, which was denied. During the nine months ended September 30, 2010, we did not receive any redemption requests.

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

Non-controlling Interest — Non-controlling interest includes a 40% ownership interest that one of our affiliate investment funds had in our Market at Lake Houston property that we consolidated as a result of our 60% controlling financial interest in such partnership. On February 25, 2011, we sold the Market at Lake Houston property to AmREIT. See Note 9 for a discussion of the sale of our Market at Lake Houston property.

8. RELATED PARTY TRANSACTIONS

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. Certain of these affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with these services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Type of service	2011	2010	2011	2010
Asset management fees	$111	$154	$376	$463
Property management fees and leasing costs	47	76	219	275
Administrative costs reimbursements	91	121	256	334
	$249	$351	$851	$1,072

In addition to the above fees paid by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the nine months ended September 30, 2011 and 2010, such fees totaled $902,000 and $498,000, respectively. For more information, see Note 3 regarding investments in non-consolidated entities.

See Note 9 for a discussion of the sale of our Market at Lake Houston property to AmREIT on February 25, 2011.

9. REAL ESTATE DISPOSITIONS

On February 25, 2011, we sold the Market at Lake Houston property to AmREIT, which generated net proceeds of $4.5 million and resulted in a gain of $1.7 million. In conjunction with the sale, we extinguished outstanding debt in the amount of $15.7 million that was secured by the property. This property was owned 60% by the Partnership and 40% by another fund whose general partner is also a subsidiary of AmREIT. The transaction was completed pursuant to an independent appraisal process.

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

In conjunction with our acquisition of the Lantern Lane shopping center in September 2006, we identified an environmental exposure caused by a dry cleaning business that operated on the property prior to our ownership. Our agreement with the seller provided that, if the seller could not provide satisfactory evidence that they performed appropriate remediation, we could reduce our note payable to them by the lesser of the actual costs to remediate or $1.0 million. We subsequently repaid this note and released the seller from their indemnification as described in Note 11 below. Based on the results of an environmental study conducted on the property, we have not recorded a separate liability for this exposure as we believe that the likelihood of a material obligation arising from the exposure is remote. In the event we are required to fund any remediation, such amount would be substantially covered by insurance.

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

11. SUBSEQUENT EVENTS

Refinance of our Lantern Lane Debt

On October 7, 2011, we entered into a $12.8 million secured term loan with a lender. The proceeds received from the loan, along with cash on hand and approximately $1.5 million borrowed from AmREIT, Inc., were used to repay the $13.4 million mortgage on the Lantern Lane property to its seller that matured in September 2011. In connection with the payoff of the note payable owed to the seller and the potential environmental exposure at the Lantern Lane property (see Note 10 above), the seller has been released from their indemnification to us of $1.0 million in remediation costs. We have procured an insurance policy with a $10 million limit and a $50,000 deductible, which covers known environmental conditions.

The loan requires interest only payments until maturity on April 7, 2013 and bears interest at the one-month LIBOR rate plus 3.00%. We may extend the maturity date by twelve months upon meeting certain criteria. The loan’s financial covenants require us to maintain liquid assets of at least $1.0 million and a net worth of at least $25.0 million. We have guaranteed up to $3.2 million of the principal amount of the loan and accrued and unpaid interest.

Maturity of Olmos Creek Debt

Our Olmos Creek mortgage of $11.2 million matured on November 1, 2011 and remains outstanding as of the date of this report. This debt is non-recourse to us; however, the lender can take possession of the Olmos Creek property as full settlement of the debt. See also Note 2 regarding impairment of our Olmos Creek property. In the event the lender takes possession of the Olmos Creek property as full settlement of the debt, we would expect to record a gain on extinguishment of debt of approximately $1.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Certain information presented in this Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results over time.

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

On February 25, 2011, we sold the Market at Lake Houston property to AmREIT, which generated net proceeds of $4.5 million and resulted in a gain of $1.7 million. In conjunction with the sale, we extinguished outstanding debt in the amount of $15.7 million that was secured by the property. This property was owned 60% by the Partnership and 40% by another fund whose general partner is also a wholly-owned subsidiary of AmREIT. The transaction was completed at fair market value pursuant to an independent appraisal process. Prior to commencing the independent appraisal process, we and AmREIT also voluntarily solicited the approval of the transaction by our limited partners. In addition, two separate committees were appointed by AmREIT’s board of directors to represent the interests of the selling partnerships and the interests of AmREIT. Each committee contained three independent directors from AmREIT’s board of directors and was led by an independent director with substantial expertise in valuing commercial real estate. Each committee engaged its own independent nationally known appraiser. If the two appraised values were within five percent of each other, the market value of the property would be deemed to be the median of the two appraisals. If the two appraisals were more than five percent apart, a third appraiser would be appointed by the two existing appraisers. Approximately 57% of our limited partners voted, of which, 98% voted in favor of the sale. As a result of this process, we sold the property for a total $20.1 million. See Note 3 to our accompanying consolidated financial statements for a discussion of our investment activity with respect to our non-consolidated entities.

As of September 30, 2011, our investments include three wholly-owned properties comprising approximately 225,000 square feet of gross leasable area and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,142,000 square feet of gross leasable area. All of our properties are located in Texas, the majority of which are located in highly-populated, suburban communities. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the nine months ended September 30, 2011 and 2010. As of September 30, 2011, our properties, including our non-consolidated investments, had an average occupancy rate of approximately 79%, and the average debt leverage ratio of the properties in which we have an investment interest was approximately 65%, with 67% of such debt carrying a fixed rate of interest.

Results of Operations

Below is a discussion of our results of operations for the three months and nine months ended September 30, 2011, as compared to the same periods in 2010. For purposes of comparing our results for the periods presented below, the operating results from the Market of Lake Houston have been presented separately as discontinued operations.

Comparison of Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Revenue. Our revenue remained comparable at approximately $1.0 million for the three months ended September 30, 2011 compared to the same period in 2010.

General and administrative – related party. General and administrative – related party decreased approximately $30,000 during the three months ended September 30, 2011 as compared to the same period in 2010 ($91,000 in 2011 versus $121,000 in 2010). This decrease was primarily due to a lower allocation of administrative costs to reflect a reduction of administrative time and resources incurred by AmREIT on behalf of the Partnership.

Asset management fees – related party. Asset management fees – related party decreased approximately $43,000 during the three months ended September 30, 2011 as compared to the same period in 2010 ($111,000 in 2011 versus $154,000 in 2010). Our asset management fees are calculated based upon the net value of our assets, which has decreased between the 2010 and 2011 periods.

Impairment. As discussed further in Note 2 to our accompanying consolidated financial statements, we recorded a $2.1 million impairment on our Olmos Creek property as of September 30, 2011 with no impairment during the comparable period in 2010.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $98,000 during the three months ended September 30, 2011 as compared to the same period in 2010 ($374,000 in 2011 versus $472,000 in 2010). This decrease was primarily due to a decrease in amortization of in-place leases as a substantial portion of those costs became fully amortized during the first quarter of 2011 or were written off due to tenant vacancies.

Equity in Losses From Non-Consolidated Entities. Equity in losses from non-consolidated entities decreased approximately $198,000 for the three months ended September 30, 2011 as compared to the same period in 2010 ($360,000 in 2011 versus $558,000 million in 2010). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decreased loss is due to a decrease in depreciation expense on our Woodlake Square property. During 2010, our joint venture reassessed and shortened the estimated useful lives of various buildings consistent with its plan to demolish such buildings as part of the redevelopment, which led to increased depreciation expense on the property in 2010.

Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010

Revenue. Revenue decreased approximately $390,000 during the nine months ended September 30, 2011 as compared to the same period in 2010 ($2.9 million in 2011 versus $3.2 million in 2010). The decrease is primarily attributable to the DSW Shoes vacancy at Westside Plaza and the Blockbuster vacancy at Lantern Lane. During 2011, we also increased occupancy with a new tenant at our Westside Plaza property, although at a rental rate lower than the previous tenant.

General and Administrative – Related Party. General and administrative expenses paid to our affiliate decreased approximately $78,000 during the nine months ended September 30, 2011 as compared to the same period in 2010 ($256,000 in 2011 versus $334,000 in 2010). This decrease was primarily due to a lower allocation of administrative costs to reflect a reduction of administrative time and resources incurred by AmREIT on behalf of the Partnership.

Asset management fees – related party. Asset management fees – related party decreased approximately $87,000 during the nine months ended September 30, 2011 as compared to the same period in 2010 ($376,000 in 2011 versus $463,000 in 2010). Our asset management fees are calculated based upon the net value of our assets, which has decreased between the 2010 and 2011 periods.

Impairment. As discussed further in Note 2 to our accompanying consolidated financial statements, we recorded a $2.1 million impairment on our Olmos Creek property as of September 30, 2011 with no impairment during the comparable period in 2010.

Legal and Professional Fees. Legal and professional fees increased approximately $147,000 during the nine months ended September 30, 2011 as compared to the same period in 2010 ($320,000 in 2011 versus $173,000 in 2010). This increase was due to a non-recurring audit of one of our non-consolidated entities.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $205,000 during the nine months ended September 30, 2011 as compared to the same period in 2010 ($1.1 million in 2011 versus $1.3 million in 2010). This decrease was primarily due to a decrease in amortization of in-place leases as a substantial portion of those costs became fully amortized during the first quarter of 2011 or were written off due to tenant vacancies.

Equity in Losses From Non-Consolidated Entities. Equity in losses from non-consolidated entities decreased approximately $2.3 million during the nine months ended September 30, 2011 as compared to the same period in 2010 ($953,000 in 2011 versus $3.3 million in 2010). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decreased loss is due to a decrease in depreciation expense on our Woodlake Square property. During 2010, our joint venture reassessed and shortened the estimated useful lives of various buildings consistent with its plan to demolish such buildings as part of the redevelopment, which led to increased depreciation expense on the property in 2010.

Gain on Sale of Real Estate. During the first quarter of 2011, we recognized a gain of $1.7 million on the sale of our Market at Lake Houston property. See Notes 2 and 9 to our accompanying consolidated financial statements for further discussion on the sale of The Market at Lake Houston property.

Net (Income) Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest decreased approximately $702,000 during the nine months ended September 30, 2011 as compared to the same period in 2010 ($675,000 loss in 2011 versus income of ($27,000) in 2010). This decrease is due to the sale of The Market at Lake Houston in the first quarter of 2011 in which we previously included a 40% non-controlling interest. The 2010 period includes nine months of activity for The Market at Lake Houston.

Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2010, our cash and cash equivalents totaled approximately $2.0 million and $2.6 million, respectively. We expect that our primary uses of capital will be for selective investment in existing properties, and the payment of operating expenses, including interest expense on any outstanding indebtedness.

Projected cash sources (including cash on hand) and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2011. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) deferral of fees paid to our General Partner and its affiliates, (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties. Additionally, the loss of future properties could reduce our ability to generate future cash flows. Based on the foregoing, it is possible that investors may not recover all of their original investment.

In addition, we have significant debt maturing in the fourth quarter of 2011. Our Olmos Creek mortgage of $11.2 million matured on November 1, 2011 and remains outstanding as of the date of this report. This debt is non-recourse; however, the lender can take possession of the Olmos Creek property as full settlement of the debt. The lender has not demanded immediate delivery of the property or accelerated payment at this time; however, we have not made progress in our discussions with the lender to refinance or extend the debt. Instead, the lender has communicated to us that they are pursuing a sale of the debt (including the right to the property). The status of current discussions with the lender creates uncertainty in our ability to retain and operate the property. We assessed the Olmos Creek property for impairment and recorded an impairment of $2.1 million in order to reflect it at its estimated fair value. See also Notes 2 and 11to our accompanying consolidated financial statements for further discussion of our Olmos Creek property.

Distributions

Effective July 15, 2009, we suspended all distributions in an effort to (1) conserve cash, (2) protect our limited partners’ invested capital, (3) improve our ability to fund capital improvements, tenant improvements and leasing commissions and (4) meet our obligations, including debt service. We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our partners until we enter the liquidation phase, which is scheduled for October 31, 2012. However, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the partners at that time.

Current Market Conditions

The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. Recently, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient.

Further, recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States (the “U.S.”) from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and despite the recent European agreement intended to help resolve the Euro crisis, the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may further negatively impact our ability to access the debt markets.

Cash Flow Activities for the Nine Months Ended September 30, 2011 and 2010

Cash flows provided by (used in) operating activities, investing activities and financing activities during the nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Nine months ended September 30
	2011	2010
Operating activities	$(548)	$(60)
Investing activities	2,663	371
Financing activities	(2,777)	(1,123)

Net cash flows used in operating activities increased approximately $488,000 during the nine months ended September 30, 2011 as compared to the same period in 2010 ($548,000 used in operating activities in 2011 versus $60,000 used in operating activities in 2010). This increase in operating cash outflows was primarily attributable to a reduction in rental income, which was driven by reduced occupancy rates at Westside Plaza and Lantern Lane, coupled with lower operating income in 2011 as a result of the sale of The Market at Lake Houston property in February 2011.

Net cash flows provided by investing activities increased approximately $2.3 million during the nine months ended September 30, 2011 as compared to the same period in 2010 ($2.7 million provided by investing activities in 2011versus $371,000 in 2010). This increase in cash inflows is primarily due to net cash proceeds of $4.5 million received from the sale of The Market at Lake Houston property in February 2011, partially offset by an increase in investments in nonconsolidated entities. During the second quarter of 2011, we invested $1.8 million (our funding requirement of 20%) in PTC/BSQ Holding Company LLC in order to acquire the vacant anchor building within the Preston Towne Crossing shopping center.

Net cash flows used in financing activities increased approximately $1.7 million for the nine months ended September 30, 2011 as compared to the same period in 2010 ($2.8 million in 2011 versus $1.1 million in 2010). This increase was primarily due to distributions made to our non-controlling partner of $1.9 million and distributions made to our limited partners of $671,000 during the 2011 period, both of which were driven by the sale of The Market at Lake Houston. These outflows in 2011 were partially offset by net repayments on notes payable – related party of $1.0 million made during the 2010 period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2011. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Control over Financial Reporting.

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: November 14, 2011

	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer and Director

	By:	/s/ Chad C. Braun
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

Exhibit 10.1

Term Loan Agreement by and between AmREIT Lantern Lane, LP, as Borrower and U.S. Bank National Association, as Lender, dated October 7, 2011(incorporated herein by reference from Exhibit 10.1 to the Partnership’s Current Report filed on Form 8-K filed with the Securities and Exchange Commission on October 12, 2011).

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer of the Partnership’s General Partner (filed herewith).

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer of the Partnership’s General Partner (filed herewith).

Exhibit 32.1	Chief Executive Officer of the Partnership’s General Partner certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Chief Financial Officer of the Partnership’s General Partner certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statement of Capital for the nine months ended September 30, 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.

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