Form 10-K
period 2011-12-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2012-03-30
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

Commission file number 000-52619

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

Units of Limited Partnership Interest
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

As of March 27, 2012, the Registrant had 2,844 Units of limited partnership outstanding. There is no established trading market for such units.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

                    In this Annual Report, all references to “we,” “our,” “MIG III,” and “us” refer collectively to AmREIT Monthly Income & Growth Fund III, Ltd. and its subsidiaries, including joint ventures.

                     Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “predict,” “believe,” “potential,” “continue” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the SEC. We make no representation or warranty, express or implied, about the accuracy of any such forward-looking statements contained in this Annual Report, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

DEFINITIONS

                      As used in this Report, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “we,” “our,” “MIG III,” the “Partnership” and “us” refer collectively to AmREIT Monthly Income & Growth Fund III, Ltd. and its subsidiaries, including joint ventures, unless the context clearly indicates otherwise.

ABBREVIATION	DEFINITION

AmREIT	AmREIT, Inc., a Maryland corporation, and parent of our General Partner.

Annual Report	Annual report on Form 10-K filed with the SEC for the year ended December 31, 2011.

AOCI	Accumulated other comprehensive income.

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of AmREIT.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Exchange Act	Securities Exchange Act of 1934, as amended.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth III Corporation, a subsidiary of AmREIT, Inc.

GLA	Gross leasable area.

LIBOR	London interbank offered rate.

Limited Partners	Owners / holders of our Units.

MIG IV	AmREIT Monthly Income & Growth Fund IV, L.P., an affiliated entity.

OCI	Other comprehensive income.

Offering	The issuance and sale of our initial 80 Units pursuant to the terms of a private placement memorandum dated April 19, 2005.

Partners	Collectively our General Partner and Limited Partners.

PTC/BSQ	PTC/BSQ Holding Company LLC.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Texas Margin Tax

In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.

Units	Limited partnership units sold in our Offering

PART I

ITEM 1.          BUSINESS.

BACKGROUND

                    We are a Texas limited partnership formed in April 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, commercial real estate consisting primarily of single-tenant and multi-tenant retail properties. We commenced our principal operations on June 30, 2005, when we raised a minimum $2.0 million pursuant to the terms of our Offering and issued 80 initial Units. We closed the offering on October 31, 2006 when we had received approximately $71.1 million from the sale of 2,844 Units. We invested substantially all of the net proceeds of the Offering in real properties.

                    We issued Units in the Offering in reliance upon exemptions from the registration requirements of the Securities Act and state securities laws. As a result, our Limited Partners may not transfer the Units except pursuant to an effective registration statement or pursuant to an exemption from registration. The Units are not currently listed on a securities exchange, and there currently is no established public trading market for the Units. We do not intend to list the Units on a securities exchange in the future.

                    Our General Partner is a Texas corporation and a wholly-owned subsidiary of AmREIT, a SEC reporting, non-traded Maryland corporation that has elected to be taxed as a REIT. AmREIT and its predecessors have sponsored and advised 20 partnerships or similar investment funds formed for the purpose of investing in properties during their 28-year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of the properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under our limited partnership agreement. Our General Partner has invested $1,000 in us for its general partner interest and has invested $800,000 in us for Limited Partner Units.

                    Rental income accounted for 100% of our total revenue during the years ended December 31, 2011, 2010, and 2009, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of December 31, 2011, our properties had an average occupancy of 74%, and the average debt leverage ratio of the properties in which we have an investment was approximately 50%, with 61% of such debt carrying a fixed rate of interest.

OUR PORTFOLIO AND JOINT VENTURES

                    As of December 31, 2011, our investments included three wholly-owned properties comprising approximately 225,000 square feet of GLA and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,163,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas. See “Item 2. Properties” for a more detailed description of our investments in properties.

                    The joint ventures are structured as limited partnerships or limited liability companies in which we own interests. Each of these limited partnerships or limited liability companies directly owns one or more of the seven underlying properties. Each general partner or managing member is responsible for establishing policies and operating procedures with respect to the business and affairs of the underlying property. However, we and each of our joint venture partners must approve all significant decisions involving the properties.

Our current joint venture investments contain the following features:

•	our right either to approve significant decisions of the joint venture or to control operations of the joint venture, subject to the right of the joint venture partner to approve sales or refinancing;

•

the total compensation paid by us and the joint venture to our General Partner and its affiliates in connection with a joint venture will not exceed the compensation that would be permissible under our limited partnership agreement if we owned 100% of the joint venture;

•

no duplication of joint venture costs and expenses or of costs and expenses relating to the joint venture business, including organization and syndication expenses, acquisition and development costs; and

•

any purchase, sale or financing transactions between the joint venture partner and our General Partner or its affiliates must be on terms that are commercially reasonable and comparable to those relating to transactions between unrelated parties.

OUR INVESTMENT OBJECTIVES

Our investment objectives are:

•	to preserve and protect our Limited Partners’ capital contributions;

•	to provide cash distributions to our Partners through the operation of our properties; and

•	to add value to our properties in which we have invested during our operating period and to realize appreciation upon the ultimate sale of such properties.

                    Operating Period - Our operating period will continue until October 31, 2012 (our scheduled liquidation date); however, our operating period may be extended to October 31, 2014 with the consent of the majority of Units held by our Limited Partners. During our operating period, our General Partner intends to hold our properties until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. When deciding whether to sell properties during our operating period, our General Partner will consider factors such as potential capital appreciation, cash flow, the availability of other attractive investment opportunities and federal income tax considerations. In making the determination of whether to reinvest the net proceeds from a particular sale, our General Partner will determine whether we have adequate cash flow and reserves to pay our Limited Partners regular distributions and the special year-end tax distribution.

                    Our General Partner determines the risk/return dynamic and allocation of capital in existing commercial shopping centers and in development and redevelopment activities. If the acquisition of existing retail centers dramatically improves or declines, our capital will be reallocated accordingly. Our General Partner uses commercially reasonable efforts to present to us suitable investments consistent with our investment objectives and policies. In pursuing our investment objectives and making investment decisions for us, our General Partner considers relevant real estate property and financial factors, including the location of the property, its suitability for any development contemplated or in progress, its income-producing capacity, prospects for long-range appreciation, liquidity and tax considerations. Moreover, to the extent feasible, our General Partner strives to select a diversified portfolio of properties in terms of type of property and industry of the tenants, although the number and mix of properties acquired will largely depend upon real estate and market conditions and other circumstances existing at the time properties are acquired.

                    As sole owner of our General Partner, AmREIT has the ability to purchase our wholly-owned properties that our General Partner determines are in our best interests to sell. For properties we own through a joint venture, AmREIT typically has contractual buy-sell or rights of first offer, subject to the approval of our joint venture partners. If our General Partner determines that it is in our best interests to sell one of our properties, our General Partner will notify AmREIT of our desire to sell such property. AmREIT will then have 30 days to determine whether to pay the market value to acquire the property for itself. To determine the market value of a property, both

AmREIT and we, at our own cost and expense, shall appoint a real estate appraiser with at least five years full-time commercial appraisal experience and who is a member of the Appraisal Institute (MAI designation). If either of us fails to appoint an appraiser, the single appraiser appointed shall be the sole appraiser and shall determine the market value. Each appraiser shall conduct an independent appraisal of the property within 30 days after the two appraisers are appointed. If the appraised values are within five percent of each other, the market value of the property shall be the mean of the two appraisals. If the two appraisals are more than five percent apart, a third appraiser meeting the qualifications stated above and independent from each party shall be appointed by the existing appraisers. Upon completion of the third appraisal, if the low appraisal and/or the high appraisal are/is more than five percent lower and/or higher than the middle appraisal, the low appraisal and/or the high appraisal shall be disregarded. If only one appraisal is disregarded, the remaining two appraisals shall be added together and their total divided by two, with the resulting quotient being the market value. If both the low appraisal and the high appraisal are disregarded as stated above, the middle appraisal shall be the market value. AmREIT will have 10 business days after the final determination of market value to elect to purchase the property.

                    During 2010, our General Partner notified AmREIT of its intent to sell our Market at Lake Houston property. Our General Partner and AmREIT followed the appraisal process outlined above, and AmREIT exercised its right to acquire the property. In February 2011, we sold the Market at Lake Houston property to AmREIT for a combination of cash and the assumption of debt.

                    Prior to us acquiring a property, our General Partner undertakes an extensive site review. Our General Partner typically undertakes a long-term viability and market value analysis, including an inspection of the property and surrounding area by an acquisition specialist and an assessment of market area demographics, consumer demand, traffic patterns, surrounding land use, accessibility, visibility, competition and parking. Our General Partner may also take additional actions to evaluate the property, including without limitation, the following:

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

                    Also, we may invest in additional properties through joint ventures with third-party developers and real estate investors, including our General Partner, its affiliates and entities owned or managed by its affiliates to the extent we have adequate investment capital. Such joint ventures may include investments in limited liability companies or other co-ownership arrangements whose purpose is the acquisition or improvement of the properties. Our General Partner and its affiliates may provide services to the joint venture, including, but not limited to, acquisition, development, management, leasing and/or real estate disposition services.

                    Liquidation Period - At the end of our operating period, if not extended, our General Partner will in good faith actively market for sale all of our properties other than those in the development or redevelopment stage and commence an orderly Partnership liquidation. Properties in the development or redevelopment stage at the end of the operating period will be marketed for sale upon completion. Once our General Partner has marketed for sale all of our properties, it may take months or years for our General Partner to sell all of our properties and wind up our operations. If our General Partner does not take all commercially reasonable efforts to diligently pursue the sale and liquidation of our portfolio on our behalf as described above, it shall forfeit its $800,000 investment in our Units. In connection with the sale of a property, we may take purchase money obligations secured by a mortgage on the property as partial payment, thereby delaying any distribution of sale proceeds to our Limited Partners over the term to maturity of such obligations. The terms of payment to be accorded by us will be affected by custom in the area in which the property is located and the then-prevailing economic conditions.

Liquidity Challenges

                    We face significant liquidity challenges in implementing our investment strategy. Projected cash sources (including cash on hand) and uses for cash indicate periods of cash shortfalls during the year ended December 31, 2012. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferral of fees paid to our General Partner and its affiliates, and (4) sales of certain of our investments in non-consolidated entities.

                    AmREIT has agreed to continue to provide financial support to us through and including January 1, 2013 in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management, asset management, development fees and reimbursement of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the $3.2 million notes payable – related party we owe to AmREIT as of December 31, 2011 until a date subsequent to January 1, 2013. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

                    We may have liquidity demands based upon our requirement to perform under guarantees of certain of our joint ventures to the extent they are unable to fully satisfy certain guaranteed debts. The $32.9 million mortgage held by our 5433 Westheimer, LP joint venture matured unpaid on December 31, 2011. We and our joint venture partner are joint and several guarantors of 50% of this debt. On March 19, 2012, 5433 Westheimer, LP entered into an agreement to sell the hotel for $28.7 million. 5433 Westheimer, LP will retain ownership and operation of the office building. We expect the sale of the hotel to close during the second quarter of 2012, and all of the proceeds will be used to pay down the loan balance. The lender has issued 5433 Westheimer, LP a term sheet to extend the remaining debt outstanding through October 31, 2012, subject to various due diligence items. 5433 Westheimer, LP is also working to refinance the remaining debt with a new lender, and we believe that it will be able to obtain such refinancing within that timeframe. In the event the sale does not close as contracted, we believe 5433 Westheimer, LP will be able to extend the loan for an additional twelve months subject to a 10% principal pay down.

                    The above steps may not be sufficient to restore our long term viability and we could incur individual setbacks and possible significant losses. Even with the deferral agreements with AmREIT, we still may incur cash shortfalls, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of property(ies) owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties. We continually work to maximize the returns and work for the best interests of our Limited Partners and are examining a range of alternatives, which may include:

•	postponement of the liquidation date in order to hold and operate the property for a period of time;

•	obtaining additional partner capital through sales/creation of new partnerships and joint ventures;

•	dispositions of certain properties, even if at a loss;

•	delivery of the property to the lender; or

•	a combination of all or certain aspects of the above.

                    Based on the foregoing, it is possible that investors may not recover all of their original investment. We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our partners until we enter the liquidation phase. If the real estate market has not sufficiently recovered prior to our liquidation period commencement date of October 31, 2012, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of our Limited Partners at that time.

                    In addition, we had significant debt that matured in the fourth quarter 2011. Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. During 2011, we recorded an impairment of $2.1 million in order to reflect the estimated fair value of the Olmos Creek property. We expect to record a gain on the extinguishment of debt of approximately $1.6 million during the first quarter of 2012, which represents the amount by which the balance owed under the note payable exceeds the estimated fair value of the property.

Current Market Conditions

                    The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. Recently, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the U.S. and continuing global economic upheaval have kept markets volatile. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient.

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

                    We generally finance the acquisition of properties pursuant to new financing or the assumption of existing indebtedness. We may refinance one of our properties after it has increased in value or when more favorable terms are available. Refinancing may permit us to retain such property and, at the same time, generate distributions to our Partners, enable us to engage in renovation or remodeling activities, or make further acquisitions. We may incur debt for expenditures related to our properties, including expenses to facilitate the sale or payment of capital expenditures. We may not incur indebtedness (or any refinancing thereof) to acquire or improve properties in an amount greater than 75% of our cash and cash equivalents plus the market value of our portfolio based on a cap rate approach applied to the net operating income of the property, with a target of 60% of the value of our assets.

                    We may borrow money from AmREIT or its affiliates if our General Partner, in the exercise of its fiduciary duties, determines that the transaction is on terms that are fair and reasonable and no less favorable to us than comparable loans between unaffiliated parties.

COMPETITION

                    All of our properties are located in geographic areas that include competing properties. The number of competitive properties in a particular area could have a material adverse effect on both our ability to lease space at our properties and on the rents charged. When pursuing acquisition development and redevelopment opportunities, we also compete with an indeterminate number of other real estate investors, including domestic and foreign corporations and financial institutions, publicly-traded and privately-held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds, some of which have greater financial resources than we do. Similarly, should we decide to dispose of any property, we may compete with third-party sellers of similar types of commercial properties for suitable purchasers, which may result in our receiving lower net proceeds from a sale or in our not being able to dispose of such property at a time of our choosing due to the lack of an acceptable return.

                    In operating and managing our properties, we compete for tenants based upon a number of factors including, but not limited to, location, rental rates, security, flexibility, expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained and marketed. We may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease vacant space, all of which would adversely impact our results of operations. In light of the recent economic downturn, we have had to utilize rent concessions and undertake tenant improvements to a greater extent than we historically have done.

                    Tenant Quality and Monitoring - We seek to attract high quality tenants for our properties, especially for our larger anchor tenants. A tenant will be considered “high quality” if, at the time of acquisition or leasing, the tenant has a regional or national presence, operating history of 10 or more years and a net worth in excess of $50 million. When available, our General Partner will rely on national credit rating agencies such as Standard & Poor’s to assist in such determination. However, in general, public debt ratings are not available for many of our tenants. If public data is not available, our General Partner will rely on its experience, its own credit analysis and resources provided by its lenders to qualify a prospective tenant.

                    If a tenant has a public debt rating, we will seek tenants that have (i) a debt rating by Moody’s of Baa3 or better or a credit rating by Standard & Poor’s of BBB- or better or (ii) a guaranty for its payments under the lease by a guarantor with a debt rating by Moody’s of Baa3 or a credit rating by Standard & Poor’s of BBB- or better. As of December 31, 2011, our joint venture properties had 9 tenants with 156,752 square feet of GLA with public debt ratings with 6 tenants comprising 87,799 square feet of GLA meeting our desired criteria. As of December 31, 2011, our consolidated properties had 3 tenants with 5,335 square feet of GLA with public debt ratings with 2 tenants comprising 2,672 square feet of GLA meeting our desired criteria.

GOVERNMENTAL REGULATIONS

                    Our properties and the tenants of our properties are subject to various federal, state and local environmental, health and safety laws, including laws governing the management of wastes, underground and aboveground storage tanks, local fire safety requirements, and local land use and zoning regulations. For example, some of our tenants handle regulated substances or wastes as part of their operations on our properties. Noncompliance with these environmental, health and safety laws could subject us or our tenants to liability. These environmental liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with environmental laws, health, or and safety laws, including increasing liability for noncompliance or requiring significant unanticipated expenditures. We are not presently aware of any instances of material non-compliance with environmental, health and safety laws at our properties, and we believe that we have all permits and approvals necessary under current law to operate our properties.

Environmental Regulations

                    Under various federal, state, and local environmental laws, ordinances, and regulations, a current or former owner or operator of real property may be liable for the cost to remove or remediate hazardous or toxic substances, asbestos-containing materials, wastes, or petroleum products at, on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or operator knew of, or was responsible for, the presence of such contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to redevelop, sell or lease the property or mortgage the property. In addition, if contamination is discovered on one of our properties, environmental laws may impose restrictions on the manner in which a property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so.

                    Some of our properties are adjacent to or near other properties used for industrial or commercial purposes or that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Releases from these nearby properties could impact our properties. In addition, certain of our properties are currently used, have been used, and may be used in the future by others, including former owners or tenants of our properties, for commercial or industrial activities, such as, gas stations and dry cleaners, that may release petroleum products or other hazardous or toxic substances at our properties or to surrounding properties.

                    In conjunction with our acquisition of the Lantern Lane shopping center in September 2006, we identified an environmental exposure caused by a dry cleaning business that operated on the property prior to our ownership. Our agreement with the seller provided that, if the seller could not provide satisfactory evidence that they performed appropriate remediation, we could reduce our note payable to them by the lesser of the actual costs to remediate or $1.0 million. We subsequently repaid this note and released the seller from their indemnification. Based on the results of an environmental study conducted on the property, we have not recorded a separate liability for this exposure as we believe that the likelihood of a material obligation arising from the exposure is remote. In the event we are required to fund any remediation, such amount would be substantially covered by insurance.

                    We have obtained Phase I Environmental Site Assessments or similar environmental audits from an independent environmental consultant for substantially all our properties. A Phase I Environmental Site Assessment is a written report that identifies existing or potential environmental conditions associated with a particular property. These environmental site assessments generally involve a review of records, interviews and visual inspection of the property; however, they have a limited scope (e.g., they do not include soil sampling or ground water analysis) and may not reveal all potential environmental liabilities. Further, material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose additional material environmental liability beyond what was known at the time the site assessment was conducted. Phase II environmental assessments generally involve the testing of soil, groundwater or other media and conditions. While environmental assessments conducted prior to acquiring our properties have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our operations, certain properties that we have acquired contain, or contained, uses that could have impacted our properties, including dry-cleaning establishments utilizing solvents or gas stations. Where we believed it was warranted, subsurface investigations or samplings of building materials were undertaken with respect to these and other properties. To date, the costs associated with these investigations and any subsequent remedial measures taken to address any identified impacts have not resulted in material costs. Prior to purchasing properties in the future, we plan to conduct Phase I Environmental Site Assessments and other environmental investigations, if warranted.

Americans with Disabilities Act of 1990

                    Under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA might require removal of structural barriers to handicapped access in certain public areas where such removal is “readily achievable.” We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. Noncompliance with the ADA, however, could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

•

Our General Partner has no assets other than its general partner interest in us and its investment in our Units and therefore cannot provide us with financial assistance in the event we have capital needs.

•

AmREIT, the parent of our General Partner, has substantial financial obligations related to its properties and its interest in other programs and may not be able to provide us financial assistance in the event we have capital needs.

•

AmREIT sponsors and manages other similar real estate programs and ventures that may compete with us. Conflicts of interest with our General Partner’s management may arise in its allocating opportunities between us and other programs, particularly where our General Partner’s profit or loss interest in such other investment is different than our General Partner’s interest in the Partnership.

•

Conflicts of interest may arise in connection with performance of our General Partner’s responsibilities to us and its responsibilities to its other affiliates, such as allocation of its time and access to resources, such as financing, goods, material or labor, or in connection with its access to the leasing or resale markets. Because the management of our General Partner manages other investment funds and entities with similar investment strategies, including AmREIT, competition for properties will create a conflict of interest.

•

Our General Partner’s management is engaged in substantial activities apart from our business, including their duties to AmREIT and other real estate programs sponsored by AmREIT. As such, they devote as limited time to our affairs as is reasonably required in their judgment.

•

Our General Partner retains the services of affiliated leasing agents to lease the properties in which we have invested, and these leasing agents can face conflicts of interest if they are seeking to lease our properties and similar properties of our affiliates at the same time.

•

Conflicts of interest could arise in connection with any interests our General Partner may have in a particular property, including interests our General Partner may have as an affiliate of AmREIT in connection with any sale of a property to AmREIT.

•

Our General Partner may receive compensation in the form of a brokerage commission for the work performed in the sale of our properties to third-party real estate investors, and our General Partner may have an incentive to sell a property even if not in the best interest of our Limited Partners.

•

The compensation payable to our General Partner and its affiliates has not been determined by arm’s-length negotiations and might exceed that which would be paid to unrelated persons under similar circumstances in arm’s length transactions. Also, a significant portion of this compensation is payable irrespective of the quality of the services provided or our success or profitability.

•

AmREIT or its affiliates, including our General Partner, may in the future serve as management for the general partner of other companies or ventures, and acquire, develop and operate real estate related activities in the same areas as ours for their own account.

•

ARIC, an affiliate of our General Partner, performs property management services for all of the properties in which we have an interest and may provide property management services for properties in which we acquire an interest in the future; therefore, we might not always have the benefit of independent property management to the same extent as if our General Partner and the property manager were unaffiliated.

•

Our legal counsel acts and may in the future act as counsel to us, our General Partner, AmREIT and certain of our respective affiliates, that may become adverse to us, which may preclude our counsel from representing any or all of such parties.

•

Our General Partner is primarily responsible for contesting federal income tax adjustments proposed by the IRS. In the event of an audit of our federal income tax returns by the IRS, it is possible that the interests of our General Partner in such an audit could become inconsistent with or adverse to the interests of the Limited Partners.

                    Management expects to manage the above conflicts by actively monitoring opportunities and resources to determine which of the entities that it advises, including us, to determine the most appropriate course of action under the circumstances. Additionally, in the event our General Partner or its affiliates receive compensation from us for any additional services performed on our behalf, such services will only be provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location. Such services may include, but are not limited to, leasing coordination fees, construction and construction management fees, including in connection with renovation and remodeling, and tax appeal fees. The fees for such services, if provided by affiliates, will be separately itemized and retained in our records.

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

ITEM 1A.           RISK FACTORS.

                    Not applicable.

ITEM 1B.           UNRESOLVED STAFF COMMENTS.

                    None.

ITEM 2.           PROPERTIES.

Corporate office

                    Our principal office is located at 8 Greenway Plaza, Suite 1000, Houston, Texas 77046. Our telephone number is (713) 850-1400.

Real Estate Investment Properties:

                    During the period from April 19, 2005 (inception) to December 31, 2011, we have acquired interests in ten properties. We directly own three properties and have investments in seven properties through joint venture arrangements. We believe our properties are suitable for their intended use and are adequately insured.

                    As of December 31, 2011, we owned interests in the following properties, all of which are located in Texas:

Property	Location	Percent Owned	GLA	Percent Leased (1)		Annualized Base Rent (2)

Consolidated Properties
Olmos Creek (3)	San Antonio	100%	102,178	89%		$826,000
Lantern Lane	Houston	100%	79,462	80%		1,087,000
Westside Plaza	Houston	100%	43,021	100%		919,000
Total consolidated properties			224,661	88	% (7)	2,832,000

Joint Venture Properties (4)
5433 Westheimer	Houston	58%	133,881	51%		1,270,000
Casa Linda Plaza	Dallas	50%	324,569	75%		3,330,000
Woodlake Pointe (5) (6)	Houston	30%	82,120	100%		144,000
Preston Towne Crossing (6)	Dallas	20%	234,044	55%		2,559,000
Berkeley Square	Dallas	20%	125,333	85%		1,895,000
Preston Park Gold	Dallas	20%	101,096	84%		952,000
Woodlake Square	Houston	3%	161,511	74%		1,639,000
Total joint venture properties			1,162,554	72	% (7)	11,789,000

Total Properties			1,387,215	74	% (7)	$14,621,000

(1)	Percent leased is calculated as (i) GLA under commenced leases as of December 31, 2011, divided by (ii) total GLA, expressed as a percentage.
(2)

Annualized base rent is calculated by multiplying (i) monthly base rent as of December 31, 2011 by (ii) 12. Annualized base rent represents base rents in place on leases with rent having commenced as of December 31, 2011 and does not reflect straight-line rent or other adjustments under GAAP. Our leases do not contain material tenant concessions or rent abatements.

(3)

Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. As a result, we no longer own this property. See also Note 7 in The Notes to Consolidated Financial Statements.

(4)	Properties are owned through a joint venture that is not consolidated in our financial statements.
(5)	As of December 31, 2011 this property was occupied by a tenant with a temporary lease.
(6)	This property is currently under redevelopement.
(7)	Represents weighted average percent leased.

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

                    Approximately 60% of our capital received from our Offering was invested in existing shopping centers with operating histories and leased to high quality tenants, consisting primarily of multi-tenant centers and mixed-use properties. These investments are primarily shopping centers that are grocery-anchored or mixed-use properties whose tenants consist of national, regional and local retailers. Our grocery-anchored shopping centers are anchored by an established grocery store operator in the region. Our mixed-use properties consists of a combination of office and hospitality tenants that are typically anchored by a combination of national and regional tenants that provide customer traffic and tenant draw for specialty and restaurant tenants that support the local consumer. We also own shopping centers that are leased to national drug stores, national restaurant chains, national value-oriented retail stores and other regional and local retailers.

                    Approximately 40% of our capital received from our Offering was invested in development and redevelopment properties, either directly or indirectly through joint ventures. We continue to seek to develop properties in locations that provide limited competition, quality demographics and strong market fundamentals. We intend to commence the leasing process before construction of a particular development property. The amount of equity committed to development and redevelopment projects is generally between 25% and 100% of the total cost of the project, with the remaining costs being funded through lines of credit, construction financing or other property level mortgage financing. During 2011, we completed the redevelopment of our Woodlake Square property, and we have initiated the redevelopment of Woodlake Pointe and Preston Towne Crossing.

                    Development and Redevelopment Properties - Our General Partner may hire a general contractor to provide construction and construction management services for each of our development and redevelopment projects. The general contractor will be entitled to fees for providing these services, and these fees may be paid on a fixed price basis or a cost plus basis. AmREIT Construction Company, an affiliate of our General Partner, has historically provided construction and construction management services for many of our development and redevelopment projects. During 2008, AmREIT Construction Company ceased providing these services. In the future, we may engage ARIC, also an affiliate of our General Partner, for construction management services. In these cases, such services will be provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.

                    Each of our development and redevelopment projects has and will have a project manager assigned to ensure all necessary functions are performed. The project manager is responsible for coordinating all phases of the project, including the feasibility study of each project prior to the commencement of development and much of the pre-development work. Each development also has a construction manager who is responsible for coordinating all the outsourced trades including architectural, engineering, environmental and construction contractors. The construction manager will be an employee of ARIC in the event that ARIC is providing construction management services to a development project. The project and construction managers are jointly responsible for the preparation and adherence to the development budgets. Capital inflows and outflows are carefully tracked and compared against budgets. Actual costs versus budget reports are prepared on a monthly basis for review by various parties including the development team, management team and lenders. The project and construction managers work in unison to ensure each project is built within budget and on a timely basis.

                    Net Leases - We typically enter into net leases with our tenants. “Net leases” are leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to base rent. Our leases do not contain material tenant concessions or rent abatements. Since each lease is an individually negotiated contract between two or more parties, each contract will have different obligations for both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property, and we have limited ability to revise the terms of leases for those tenants. We have acquired and may in the future acquire properties under which the lease terms have partially run. We evaluate the lease term risk based on criteria such as whether the property is in an attractive location, is difficult to replace or has other significant favorable real estate attributes. Some of our leases contain provisions that increase the amount of base rent payable at points during the lease term and/or provide for percentage rent that can be calculated by a number of factors. Our leases generally require that each tenant obtain, at its own expense, property insurance naming the above parties as an insured party for fire and other casualty losses in an amount that generally equals the full replacement value of such property. Our tenants are generally required to obtain our General Partner’s approval of all such insurance.

Description of Our Wholly-Owned Properties

                    Olmos Creek

                    On June, 30, 2006, through our wholly-owned special purpose entity, AmREIT Olmos Creek, LP, we purchased the Olmos Creek property, a 102,178 square foot retail shopping center located in San Antonio, Texas. Major tenants include H-E-B, a regional grocer, as the largest tenant occupying 55,513 square feet, Subway, UPS Store and Edward Jones. The property was purchased from an unaffiliated third-party. Subsequent to the acquisition, we obtained a 10-year interest-only mortgage loan. This debt matured unpaid on November 1, 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. As a result, we no longer own this property. See also Note 7 to The Notes to Consolidated Financial Statements.

                    Lantern Lane

                    On September 29, 2006, through our wholly-owned special purpose entity, AmREIT Lantern Lane, LP, we purchased the Lantern Lane property, a 79,462 square foot retail shopping center located in Houston, Texas from an unaffiliated third-party. Our mortgage loan of $13.4 million on this property matured in September 2011. Upon maturity, we entered into a new $12.8 million secured term loan. The proceeds received from the loan, along with cash on hand and approximately $1.5 million borrowed from AmREIT were used to repay the original $13.4 million mortgage. The new loan requires interest only payments until maturity on April 7, 2013 and bears interest at the one-month LIBOR rate plus 3.00%. We acquired this property with the expectation that it would provide a stable stream of rental income and have no plans to redevelop the property. Rice Food Market, Inc. is the largest tenant occupying 21,450 square feet with a lease scheduled to expire in January 2018. Subsequent to December 31, 2011 we have signed leases with four tenants to occupy 21,084 additional square feet of GLA. With the newly signed leases and other expected tenant activity, our occupancy will be in excess of 98% at this property. Because these leases have not commenced rent as of December 31, 2011, they are not included in the leased area in our property table above.

                    Westside Plaza

                    On September 30, 2005, we purchased the Westside Plaza property, a 43,021 square foot retail shopping center located in Houston, Texas from an unaffiliated third-party. We assumed two 20-year mortgage loans with a June 2015 maturity as part of the acquisition of this property. The first loan in the amount of $10.2 million bears an annual interest rate of 5.62% and had an outstanding principal balance of $9.3 million as of December 31, 2011. The second loan in the amount of $640,000 bears an annual interest rate of 12.75% and had an outstanding principal balance of $633,000 as of December 31, 2011. We completed the redevelopment of the property by adding aesthetic enhancements during 2007. The Westside Plaza property is anchored by Trend Mall, which occupies 24,500 square feet with a lease scheduled to expire in June 2016.

Description of Our Joint Venture Properties

                    5433 Westheimer

                    On March 31, 2006, through a special purpose entity, 5433 Westheimer, LP, we purchased a 50% interest in the 5433 Westheimer property, a 133,881 square foot, 11 story office building and a 152-room hotel located in Houston, Texas from a third party. Our joint venture partner, Songy Partners, holds the other 50% interest in the joint venture. Additionally, in 2008, we acquired an additional 7.5% ownership interest from Songy Partners. The property is accounted for under the equity method of accounting as it does not meet all the conditions for consolidation. The office building was 51% leased as of December 31, 2011. During 2011, the hotel was approximately 72% occupied, and generated an average daily rate of $109 per room. We completed redevelopment of the office building and construction of a 152-room hotel in October 2009 at a total cost of approximately $31.7 million.

                    In January 2008, we mortgaged our interest in this property with a $32.9 million, three-year variable-rate loan with a third-party lender. The debt matured unpaid on December 31, 2011, and we obtained an extension from the lender through January 31, 2012. On March 19, 2012, 5433 Westheimer, LP entered into an agreement to sell the hotel for $28.7 million. We expect the sale of the hotel to close during the second quarter of 2012, and all of the proceeds will be used to pay down the loan balance. 5433 Westheimer, LP will continue to own and operate the office building. The lender has issued 5433 Westheimer, LP a term sheet to extend the remaining debt outstanding through October 31, 2012, subject to various due diligence items. 5433 Westheimer, LP is also working to refinance the remaining debt with a new lender, and we believe that it will be able to obtain such refinancing within that timeframe. We and our joint venture partner are joint and several guarantors of 50% of this debt.

                    Casa Linda Plaza

                    On December 8, 2006, through a joint venture arrangement with MIG IV, we acquired a 50% interest in the Casa Linda Plaza property, a 324,569 square foot retail shopping center located in Dallas, Texas with our joint venture partner retaining the remaining 50% interest in the joint venture. The property was purchased from an unaffiliated third-party. The property is secured by a seven-year mortgage loan with a maturity of January 2014. The loan was in the amount of $38.0 million, bears an annual interest rate of 5.48% and is interest-only until maturity. Albertson’s is the largest tenant, occupying 59,561 square feet with a lease scheduled to expire in July 2016. Additional tenants include Petco, Starbucks, Wachovia, Chili’s, Blockbuster and Supercuts. The property was originally built between 1946 and 1949. During 2009, we completed a substantial renovation to the Casa Linda property that has allowed the property to maintain its historical character and prominence in the community, while updating the property’s features. The renovation was completed in April 2009 at a cost of $7.1 million, including tenant improvements and leasing costs.

                    Woodlake Pointe

                    On November 21, 2007, through a joint venture arrangement with affiliates of our General Partner, MIG IV and ARIC, we acquired a 30% interest in AmREIT Westheimer Gessner, L.P., which owns the Woodlake Pointe property, a 82,120 square foot retail shopping center located in Houston, Texas, with our joint venture partners acquiring the remaining 70% interest in the joint venture. The property was purchased from an unaffiliated third-party. On May 29, 2008, through the same joint venture arrangement, we acquired a 30% interest in a tract of land adjacent to Woodlake Pointe. The acquisition is accounted for as part of AmREIT Westheimer Gessner, L.P.

                    During November 2011, Woodlake Pointe obtained a $6.7 million construction loan to fund its redevelopment. We are in the anchor leasing stage of development and currently have a signed lease with a large national fitness tenant to construct a 45,000 square foot building on the unimproved land and are in discussions with another anchor tenant for the existing building. Total costs, including tenant improvements and leasing costs, are expected to approximate the $6.7 million construction loan with completion anticipated later in 2012. Because this property is under redevelopment and because the tenant is temporarily occupying the premises, we recorded rental income as a reduction to the basis of the asset. The Urban Rug Outlet lease expired in February 2012.

                    Properties in Plano, Texas Owned Through a Joint Venture with an Affiliate of JPMorgan

                    Through our investment in PTC/BSQ, we purchased a 20% interest in Preston Towne Crossing, Berkeley Square and Preston Park Gold. The joint venture, 80% owned by JPMorgan Asset Management, acquired each of these shopping centers from unrelated third parties. These retail centers, further described below, are adjacent to one another in Plano, Texas, and total 460,473 square feet of GLA.

                    Preston Towne Crossing and Berkeley Square. The 234,044-square-foot Preston Towne Crossing and the 125,333-square-foot Berkeley Square were 55% and 85% occupied, respectively at December 31, 2011 and are located on 35 acres at the northeast corner of Preston Road and West Park Boulevard in Plano. PTC/BSQ assumed mortgage loans in the amount of $22.4 million and $18.1 million encumbering Preston Towne Crossing and Berkeley Square, respectively, both maturing in January 2012. The shopping centers were developed during 1986 and 1987 and underwent renovations during 2007 and 2008 to enhance the facades, complete store pop-ups, upgrade landscaping and add new signage. During the second quarter of 2011, the joint venture acquired the vacant anchor building within the Preston Towne Crossing shopping center, and we invested $1.8 million (our funding requirement of 20%). The properties also include undeveloped land behind Berkeley Square that we believe can be sold to an office or residential developer.

                    In December 2011, the joint venture refinanced the mortgage loans with a $44.4 million term loan maturing December 27, 2014. Additionally, Preston Park Gold was added as additional security under the loan. The loan bears interest at LIBOR plus 2.6% and had an outstanding balance of $44.4 million as of December 31, 2011. The loan has two one-year extension options, provided certain conditions are met. The term loan includes $7.0 million of capital expenditures, which is included in the $44.4 million balance outstanding and is currently held in escrow and released when the construction costs are incurred. The $7.0 million held in escrow allocates $6.0 million for the estimated costs to redevelop of the recently acquired vacant anchor building within the Preston Towne Crossing shopping center and $1.0 million to improve the remaining Preston Towne Crossing shopping center. Redevelopment began in January 2012 and is expected to be completed in the summer of 2012. Total expected redevelopment costs, which include tenant improvements and leasing costs are estimated at $7.0 million.

                    Major tenants of the Preston Towne Crossing property include REI, which occupies 27,000 square feet and Park Plaza Salon which occupies 20,000 square feet. Leases for these tenants are scheduled to expire in April 2015 and January 2012, respectively. Studio Movie Grill Concepts, Ltd. is the largest tenant of Berkeley Square occupying 30,977 square feet with a lease scheduled to expire in February 2015. As part of the redevelopment, we entered into new leases with several national retail tenants, including a grocery store chain, for 30,133 square feet of total GLA, which would increase our current occupancy to approximately 76%. Additionally, we are in final negotiations for an additional 16,100 square feet of GLA of leases with two additional tenants. Because these leases have not commenced rent as of December 31, 2011, they are not included in our property table above.

                    Preston Park Gold. The 101,096-square-foot Preston Park Gold, which is the former Target/Vineyard Antique Mall building, is located between Preston Towne Crossing and Berkeley Square and was redeveloped in 2007. Major tenants of the Preston Gold property include Gold’s Gym, which occupies 49,427 square feet and Chair King which occupies 27,438 square feet. Leases for these tenants are scheduled to expire in October 2024 and June 2017, respectively. As part of refinancing the mortgage loans for Preston Town Crossing and Berkeley Square described above, Preston Park Gold was included in the assets securing the debt.

                    Woodlake Square

                    On August 31, 2007, through a joint venture arrangement with affiliates of our General Partner, MIG IV and ARIC, we acquired a 30% interest in the Woodlake Square property, a 205,522 square foot retail shopping center located in Houston, Texas, from an unaffiliated third-party. Our joint venture partners acquired the remaining 70% interest in the joint venture.

                    In July 2010, we and our affiliated joint venture partners on our Woodlake Square property, MIG IV and ARIC, entered into a joint venture agreement with a third party and we and our affiliates sold 90% of our interest in the property and retained a 10% ownership interest, which carries a promoted interest in cash flows once an 11.65% preferred return threshold is met on the project. Subsequent to this transaction, we retained a 3% ownership interest in the joint venture. The sale generated cash proceeds of approximately $3.4 million, and the remaining $23.8 million loan on the property was paid in full at closing. Additionally, we recorded an impairment of approximately $185,000 on this investment, which has been included in equity in losses from non-consolidated subsidiaries in our consolidated statements of operations. The new entity in which we now own a 3% interest, VIF II/AmREIT Woodlake L.P., is the borrower on a new $20.9 million loan, which has a 3-year term with two one-year extension options, provided certain conditions are met. The maturity of the new loan is July 2017. We, along with our affiliate MIG IV are joint and several repayment guarantors on the loan. We continue to account for this investment using the equity method given our ability to significantly influence the property’s operations.

                    Redevelopment of the property began in July 2010 and was completed in April 2011. As of December 31, 2011, Woodlake Square had incurred approximately $6.1 million with a total expected cost of approximately $8.2 million, including additional tenant improvements and leasing costs. The property was 74% leased as of December 31, 2011. Randall’s, the largest tenant, signed a new lease in January 2010 that expires in 2035. Additional tenants include Walgreen’s, Jos. A. Bank Clothiers, Ragin Cajun and Woodlake Children’s Center.

Disposition of Property

                    On February 25, 2011, we sold the Market at Lake Houston property to AmREIT, which generated net proceeds of $4.5 million and resulted in a gain of $1.7 million. In conjunction with the sale, we extinguished outstanding debt in the amount of $15.7 million that was secured by the property. This property was owned 60% by us and 40% by an affiliated fund. The transaction was completed at fair market value pursuant to an independent appraisal process.

Location of Properties and Concentration of Credit Risk

                    We have geographic concentration in our property holdings as all of our properties are located in Texas. The economies of the Texas metropolitan markets where we own investments have a significant impact on our cash flow and the value of our properties. Although a downturn in the economies of these metropolitan areas could adversely affect our business, general retail and grocery-anchored shopping centers that provide necessity-type items tend to be less sensitive to macroeconomic downturns. We also have tenant concentration in our properties. Rental income generated from H-E-B, a regional grocer, represented 16% of our 2011 rental income. However, with our delivery of our Olmos Creek property to satisfy its loan obligation in January 2012, we will no longer receive significant rental income from H-E-B.

                    The following table shows our tenants which occupy 10% or more of the rentable square feet for each property in which we own an interest and the lease expirations of such tenants as of December 31, 2011, assuming that tenants exercise no renewal options, but do exercise early termination rights.

Property Tenant	Industry	GLA	Percentage of Total GLA	Year of Lease Expiration
Lantern Lane
Rice Food Markets, Inc.	Grocery	21,450	27%	2013
Fidelity Investments	Banking	9,578	12	2013
Olmos Creek (1)
H-E-B Grocery	Grocery	65,681	64	2020
Westside Plaza
Trend Mall	Specialty Retail	24,500	57	2016
Fadi’s Mediterranean Delight	Dining	5,125	12	2012
Berkeley Square
Movie Grill Concepts, Ltd.	Entertainment	30,977	25	2015
Casa Linda Plaza
Albertson’s	Grocery	59,561	18	2016
Preston Park Gold
Gold’s Gym	Gym	49,427	49	2025
Chair King	Specialty Retail	27,438	27	2017
Preston Towne Crossing
Recreational Equipment, Inc.	Sporting Goods	27,000	16	2015
Plaza Park Salon	Salon	20,000	12	2012
Woodlake Pointe
Urban Rug Company (2)	Specialty Retail	82,120	100	2012
Woodlake Square
Randall’s	Grocery	56,430	28	2013

(1)

Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. As a result, we no longer own this property.

(2)

This property is under development, and this lease represents a temporary lease that expired in February 2012. Because this property is under redevelopment, we recorded rental income as a reduction to the basis of the asset. We are in the anchor leasing stage of development and currently are under letter of intent with a large national fitness tenant for a 45,000 square foot building on the unimproved land and are in discussions with other potential anchor tenants for the existing building and pads.

Lease Expirations

                    The following table shows lease expirations for our three consolidated properties as of December 31, 2011, during each of the next ten years and thereafter, assuming that tenants exercise no renewal options, but do exercise early termination rights.

Year of Lease Expiration	Total Number of Leases	GLA	Annualized Base Rent (1)(2)	Percentage of Total Annualized Base Rent

2012	4	11,460	$178,000	8.9%
2013	7	48,073	878,000	43.7
2014	3	6,676	153,000	7.6
2015	1	3,000	77,000	3.8
2016	2	25,672	473,000	23.6
2017	3	8,547	194,000	9.7
2018	1	2,700	54,000	2.7
Thereafter	-	-	-	0.0
Totals	21	106,128	$2,007,000	100.0%

(1) Annualized base rent is calculated by multiplying (i) monthly base rent as of December 31, 2011, by (ii) 12.
(2) Excludes leases from our Olmos Creek as we no longer own this property subsequent to December 31, 2011.

                    The following table shows lease expirations for our seven non-consolidated properties as of December 31, 2011, during each of the next ten years and thereafter, assuming that tenants exercise no renewal options, but do exercise early termination rights.

Year of Lease Expiration	Total Number of Leases	GLA	Annualized Base Rent (1)	Percentage of Total Annualized Base Rent

2012 (2)	60	215,962	$2,549,000	21.6%
2013	33	78,199	1,501,000	12.7
2014	28	54,334	1,120,000	9.5
2015	30	133,658	2,030,000	17.2
2016	27	128,637	1,646,000	14.0
2017	-	-	-	-
2018	1	7,644	168,000	1.4
2019	5	11,793	211,000	1.8
2020	1	3,710	122,000	1.0
2021	6	37,600	505,000	4.3
Thereafter	12	167,276	1,937,000	16.5
Totals	203	838,813	$11,789,000	100.0%

(1) Annualized base rent is calculated by multiplying (i) monthly base rent as of December 31, 2011, by (ii) 12.
(2) Includes the expiration of a short-term lease with The Urban Rug Company for 82,120 square feet of Woodlake Pointe.

ITEM 3.          LEGAL PROCEEDINGS.

                    In the ordinary course of business, we may become subject to litigation or claims. Neither we nor our properties are the subject of any non-routine pending legal proceeding, nor are we aware of any proceeding that a governmental authority is contemplating against us.

ITEM 4.          MINE SAFETY DISCLOSURES.

                    Not Applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

                    As of March 27, 2012, we had 2,844 units outstanding held by 1,176 limited partners.

                    There is no established public trading market for our Units. The Units, which are “restricted securities” as defined in Rule 144 promulgated by the SEC under the Securities Act, must be held indefinitely unless they are subsequently registered under the Securities Act and any applicable state securities laws or unless, upon the advice of counsel satisfactory to us, the Units are sold in a transaction that is exempt from the registration requirements of such laws. As of December 31, 2011, no Units were eligible for sale under Rule 144 or that we have agreed to register under the Securities Act for sale by Limited Partners and there were no Units that are being, or have been publicly proposed to be, publicly offered by us. No Units have been sold since we closed the Offering on October 31, 2006.

Distributions

                    We have reported a cumulative net loss for GAAP and tax purposes, primarily due to the non-cash charges associated with depreciation of our real estate assets. Accordingly, all of the distributions we have paid constitute a return of capital to our Limited Partners for tax purposes. We suspended all distribution payments in July 2009, and do not anticipate reinstating distributions until improvements in the real estate and liquidity markets warrant such reinstatement.

                    Since our inception, we have redeemed 11.2 Units. As of June 30, 2009, we suspended all future redemptions of Units.

ITEM 6.          SELECTED FINANCIAL DATA.

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

OVERVIEW AND EXECUTIVE SUMMARY

                    We are a Texas limited partnership formed in April 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, commercial real estate consisting primarily of single-tenant and multi-tenant retail properties. We commenced our principal operations on June 30, 2005. As of October 31, 2006, we had received approximately $71.1 million for the sale of 2,844 Units and closed the Offering. We invested substantially all of the net proceeds of the Offering in real properties.

                    We issued Units in the Offering in reliance upon exemptions from the registration requirements of the Securities Act and state securities laws. As a result, our Limited Partners may not transfer the Units except pursuant to an effective registration statement or pursuant to an exemption from registration. The Units are not currently listed on a securities exchange, and there currently is no established public trading market for the Units. We do not intend to list the Units on a securities exchange in the future.

                    Our General Partner is a Texas corporation and wholly-owned subsidiary of AmREIT, an SEC reporting, non-traded Maryland corporation that has elected to be taxed as a REIT. AmREIT and its predecessors have sponsored and advised 20 partnerships, or similar investment funds formed for the purpose of investing in properties during their 28-year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of the properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under our limited partnership agreement. Our General Partner has invested $1,000 in us for its general partner interest and has invested $800,000 in us for Limited Partner Units.

                    Rental income accounted for 100% of our total revenue during the years ended December 31, 2011, 2010, and 2009, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. As of December 31, 2011, our properties had an average occupancy of 74%, and the average debt leverage ratio of the properties in which we have an investment was approximately 50%, with 61% of such debt carrying a fixed rate of interest.

Our Portfolio and Joint Ventures

                    As of December 31, 2011, our investments included three wholly-owned properties comprising approximately 225,000 square feet of GLA and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,163,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas. We acquired all of these properties subsequent to our formation.

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

                    On February 25, 2011, we sold the Market at Lake Houston property to AmREIT, which generated net proceeds of $4.5 million and resulted in a gain of $1.7 million. In conjunction with the sale, we extinguished outstanding debt in the amount of $15.7 million that was secured by the property. This property was owned 60% by us and 40% by an affiliated fund. The transaction was completed at fair market value pursuant to an independent appraisal process. Prior to commencing the independent appraisal process, we also voluntarily solicited the approval of the transaction by our limited partners. In addition, two separate committees were appointed by AmREIT’s board of directors to represent the interests of the selling partnerships and the interests of AmREIT. Each committee contained three independent directors from AmREIT’s board of directors and was led by an independent director with substantial expertise in valuing commercial real estate. Each committee engaged its own independent nationally known appraiser. If the two appraised values were within five percent of each other, the market value of the property would be deemed to be the median of the two appraisals. If the two appraisals were more than five percent apart, a third appraiser would be appointed by the two existing appraisers. Approximately 57% of our limited partners voted, of which, 98% voted in favor of the sale. As a result of this process, we sold the property for a total $20.1 million. See Note 4 of the Notes to Consolidated Financial Statements for a discussion of our investment activity with respect to our non-consolidated entities.

Recent Developments

                    Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. As a result, we no longer own this property. We expect to record a gain on the extinguishment of debt of approximately $1.6 million during the first quarter of 2012, which represents the amount by which the balance owed under the note payable exceeds the estimated fair value of the property. See Note 7 of the Notes to Consolidated Financial Statements.

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

Revenue Recognition

                    We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Accrued rents are included in tenant and accounts receivable, net.

Real Estate Development

                    Expenditures related to the development of real estate are carried at cost, which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.

Depreciation

                    Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the life of the respective leases for tenant improvements. Leasehold estate properties, where we own the building and improvements but not the related ground, are amortized over the life of the lease. The determination of useful lives requires judgment and includes significant estimates which management reassesses as circumstances warrant.

Impairment of Long Lived Assets

                    We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property.

                    We performed an impairment test on our Olmos Creek property during the third quarter of 2011 given the impending loan maturity in November 2011. We determined that the property was impaired based upon our estimate of its fair value if sold, which was $9.6 million. Accordingly, we recorded an impairment of approximately $2.1 million during the year-ended December 31, 2011. The debt matured unpaid on November 1, 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser of the loan on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. As a result, we no longer own this property. We expect to record a gain on the extinguishment of debt of approximately $1.6 million during the first quarter of 2012, which represents the amount by which the balance owed under the note payable exceeds the estimated fair value of the property.

Investment in Non-consolidated Entities

                    As of December 31, 2011, we had ownership interests in ten real estate properties, three of which are consolidated into our financial statements. Although we exercise significant influence over the activities of the remaining seven properties, we do not have a controlling financial interest in them. Accordingly, all of our real estate investments in these properties are reported under the equity method of accounting as required by GAAP. Our joint ventures recognize revenues from rents and tenant reimbursements in the same manner as discussed in the “Revenue Recognition” section above; however, we record our percentage interest in the earnings and losses of these entities in our statement of operations on a net basis in equity in losses from non-consolidated entities on our consolidated statements of operations.

                    We review our investments in non-consolidated entities for other-than-temporary impairment. Accordingly, we review the investments held by the underlying investee entities for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the investment, with the carrying value of the individual investment. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each investment. As discussed in Note 5 of the Notes to Consolidated Financial Statements, an impairment was recorded on our Woodlake Square property during the year ended December 31, 2010. Our portion of such impairment was approximately $185,000 and was recorded in equity in losses from non-consolidated subsidiaries. No impairment charges were recognized during the year ended December 31, 2009.

Valuation of Receivables

                    An allowance for the uncollectible portion of tenant receivables and accounts receivable is determined based upon an analysis of balances outstanding, historical payment history, tenant credit worthiness, additional guarantees and other economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributed to the accrual of straight-line rents. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectability of the related receivables.

RESULTS OF OPERATIONS

                    During 2011, we acquired an additional equity interest in an existing joint venture. Our direct property acquisitions were accounted for as purchases and the results of their operations are included in our consolidated financial statements from their respective dates of acquisition. We report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them. Factors which may influence our results of operations from period to period include:

                    Rental Income - The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at levels not less than the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

                    Scheduled Lease Expirations - During 2012, 9.4% of the total square footage of our consolidated properties expires, and 18.6% of the total square footage of our non-consolidated properties expires. Our leasing strategy for 2012 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

                    Revenue. Revenue decreased approximately $310,000 for the year ended December 31, 2011 as compared to 2010 ($3.8 million in 2011 versus $4.1 million in 2010). The decrease is primarily attributable to the DSW Shoes vacancy at Westside Plaza and the Blockbuster vacancy at Lantern Lane. We have subsequently increased occupancy with a new tenant at our Westside Plaza property, although at a rental rate lower than the previous tenant.

                    General and Administrative – Related Party. General and administrative expenses paid to our affiliate decreased approximately $29,000 for the year ended December 31, 2011 as compared to 2010 ($408,000 in 2011 versus $437,000 in 2010). This decrease was primarily due to a lower allocation of administrative costs to reflect a reduction of administrative time and resources incurred by AmREIT on our behalf.

                    Asset management fees – related party. Asset management fees – related party decreased approximately $131,000 for the year ended December 31, 2011 as compared to 2010 ($487,000 in 2011 versus $618,000 in 2010). Our asset management fees are calculated based upon the net value of our assets, which has decreased between the 2010 and 2011 periods.

                    Impairment. As discussed further in Note 2 of the Notes to Consolidated Financial Statements, we recorded a $2.1 million impairment on our Olmos Creek property during 2011 with no impairment during 2010.

                    Legal and Professional Fees. Legal and professional fees increased approximately $190,000 for the year ended December 31, 2011 as compared to 2010 ($406,000 in 2011 versus $216,000 in 2010). This increase was due to a non-recurring audit of one of our non-consolidated entities.

                    Depreciation and Amortization. Depreciation and amortization decreased approximately $222,000 for the year ended December 31, 2011 as compared to 2010 ($1.5 million in 2011 versus $1.7 million in 2010). This decrease was primarily due to a decrease in amortization of in-place leases as a substantial portion of those costs became fully amortized during the first quarter of 2011 or were written off due to tenant vacancies.

                    Equity in Losses from Non-consolidated Entities. Equity in losses from non-consolidated entities increased approximately $2.4 million for the year ended December 31, 2011 as compared to 2010 ($1.2 million in 2011 versus

$3.6 million in 2010). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increase was due to a decrease in depreciation expense on our Woodlake Square property. During 2010, our joint venture reassessed and shortened the estimated useful lives of various buildings consistent with its plan to demolish such buildings as part of the redevelopment, which led to increased depreciation expense on the property in 2010.

                    Gain on Sale of Real Estate. During the first quarter of 2011, we recognized a gain of $1.7 million on the sale of our Market at Lake Houston property. See Notes 2 and 9 of the Notes to Consolidated Financial Statements for further discussion of this sale.

                    Net (Income) Loss Attributable to Non-controlling Interest. The net income attributable to non-controlling interest of $671,000 increased approximately $714,000 for the year ended December 31, 2011 as compared to a $43,000 loss in 2010. The increase in income attributable to non-controlling interests was due to the sale of The Market at Lake Houston in the first quarter of 2011. The sale generated a $1.7 million gain, of which 40% was attributable to one of our affiliates that owned a 40% non-controlling interest in the property prior to the sale.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

                    Revenue. Revenue decreased approximately $586,000 for the year ended December 31, 2010 as compared to 2009 ($4.1 million in 2010 versus $4.7 million in 2009). This decrease was due to the lease expiration of DSW on our Westside Plaza property and due to the move outs of Blockbuster on our Lantern Lane and Olmos Creek properties during the 2010 period. Also, a decrease in recoverable property tax expenses resulted in a corresponding decrease in expense recoveries billed to our tenants.

                    Property Expense. Property expense decreased approximately $168,000 for the year ended December 31, 2010 as compared to 2009 ($1.1 million in 2010 versus $1.3 million in 2009). This decrease was primarily due to a 2009 property tax refund received during the 2010 period for our Lantern Lane property, as well as a reduction in property taxes for the 2010 tax year.

                    Property Management Fees – Related Party. Property management fees decreased approximately $36,000 for the year ended December 31, 2010 as compared to 2009 ($166,000 in 2010 versus $202,000 in 2009). Property management fees are calculated based on tenant billings. This decrease was primarily due to a decrease in expense recoveries that were billed to tenants during the 2010 period as compared to 2009.

                    Depreciation and Amortization. Depreciation and amortization decreased approximately $180,000 for the year ended December 31, 2010 as compared to 2009 ($1.7 million in 2010 versus $1.9 million in 2009). This decrease was primarily due to a decrease in depreciation and amortization of tenant improvements and in-place leases as a substantial portion of those costs were written off due to tenant vacancies during the 2009 period.

                    Interest and Other Income. Interest and other income decreased approximately $29,000 for the year ended December 31, 2010 as compared to 2009 ($8,000 in 2010 versus $37,000 in 2009). This decrease resulted from a lower outstanding balance on the note receivable from our joint venture partner on our investment in 5433 Westheimer, L.P. The note was paid in full during 2009. Interest income earned during the year ended December 31, 2010 was limited to interest earned on deposit accounts.

                    Interest Expense. Interest expense increased $117,000 for the year ended December 31, 2010 as compared to 2009 ($2.3 million in 2010 versus $2.2 million in 2009). This increase resulted from interest accrued on borrowings from affiliates of our General Partner.

                    Equity in Losses from Non-consolidated Entities. Equity in losses from non-consolidated entities increased approximately $2.0 million for the year ended December 31, 2010 as compared to 2009 ($3.6 million in 2010 versus $1.6 million in 2009). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is due to increased depreciation expense resulting from the redevelopment project at our Woodlake Square property. Our joint venture reassessed and shortened the estimated useful lives of various buildings consistent with the demolition of such buildings as part of the redevelopment.

                    Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest decreased approximately $51,000 for the year ended December 31, 2010 as compared to 2009 ($43,000 in 2010 versus $94,000 in 2009). This decrease was primarily due to a decrease in the loss recorded at The Market at Lake Houston property resulting from increased revenues from a new tenant and a decrease in depreciation and amortization expenses.

LIQUIDITY AND CAPITAL RESOURCES

                    As of December 31, 2011 and 2010, our cash and cash equivalents totaled approximately $1.8 million and approximately $2.6 million, respectively.

                    Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements, capital expenditures and, potentially, acquisitions. We anticipate that our primary long-term liquidity requirements will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties and acquiring new assets compatible with our investment strategy, subject to the availability of attractive properties and our ability to consummate acquisitions on satisfactory terms.

                    We face significant liquidity challenges in implementing our investment strategy on both a short-term and long-term basis. Projected cash sources (including cash on hand) and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2012. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferral of fees paid to our General Partner and its affiliates, and (4) sales of certain of our investments in non-consolidated entities.

                    AmREIT has agreed to continue to provide financial support to us through and including January 1, 2013 in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management, asset management, development fees and reimbursement of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the $3.2 million notes payable – related party we owe to AmREIT as of December 31, 2011 until a date subsequent to January 1, 2013. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

                    We may have liquidity demands based upon our requirement to perform under guarantees of certain of our joint ventures to the extent they are unable to fully satisfy certain guaranteed debts. The $32.9 million mortgage held by our 5433 Westheimer, LP joint venture matured unpaid on December 31, 2011. We and our joint venture partner are joint and several guarantors of 50% of this debt. On March 19, 2012, 5433 Westheimer, LP entered into an agreement to sell the hotel for $28.7 million. 5433 Westheimer, LP will retain ownership and operation of the office building. We expect the sale of the hotel to close during the second quarter of 2012, and all of the proceeds will be used to pay down the loan balance. The lender has issued 5433 Westheimer, LP a term sheet to extend the remaining debt outstanding through October 31, 2012, subject to various due diligence items. 5433 Westheimer, LP is also working to refinance the remaining debt with a new lender, and we believe that it will be able to obtain such refinancing within that timeframe. In the event the sale does not close as contracted, we believe 5433 Westheimer, LP will be able to extend the loan for an additional twelve months subject to a 10% principal pay down.

                    The above steps may not be sufficient to restore our long term viability and we could incur individual setbacks and possible significant losses. Even with the deferral agreements with AmREIT, we still may incur cash shortfalls, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of property(ies) owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties. We continually work to maximize the returns and work for the best interests of our Limited Partners and are examining a range of alternatives, which may include:

•	postponement of the liquidation date in order to hold and operate the property for a period of time;

•	obtaining additional partner capital through sales/creation of new partnerships and joint ventures;

•	dispositions of certain properties, even if at a loss;

•	delivery of the property to the lender; or

•	a combination of all or certain aspects of the above.

                    Based on the foregoing, it is possible that investors may not recover all of their original investment. We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our partners until we enter the liquidation phase. If the real estate market has not sufficiently recovered prior to our liquidation period commencement date of October 31, 2012, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of our Limited Partners at that time.

                    In addition, we had significant debt that matured in the fourth quarter 2011. Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. During 2011, we recorded an impairment of $2.1 million in order to reflect the estimated fair value of the Olmos Creek property. We expect to record a gain on the extinguishment of debt of approximately $1.6 million during the first quarter of 2012, which represents the amount by which the balance owed under the note payable exceeds the estimated fair value of the property.

Distributions

                    Effective July 15, 2009, we suspended all distributions in an effort to (1) conserve cash, (2) protect our limited partners’ invested capital, (3) improve our ability to fund capital improvements, tenant improvements and leasing commissions and (4) meet our obligations, including debt service. We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our Limited Partners until we enter the liquidation phase.

Current Market Conditions

                    The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. Recently, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the U.S. and continuing global economic upheaval have kept markets volatile. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient.

Our Historical Cash Flows

	2011	2010

Operating activities	$(557)	$177
Investing activities	2,622	337
Financing activities	(2,896)	(1,165)

                    Operating Activities - During the year ended December 31, 2011, net cash flows provided by operating activities decreased approximately $734,000 million ($557,000 of cash used in operating activities during 2011 versus $177,000 of cash provided by operating activities during 2010). This increase in operating cash outflows was primarily attributable to a reduction in rental income, which was driven by reduced occupancy rates at Westside Plaza and Lantern Lane, coupled with lower net operating income in 2011 as a result of the sale of The Market at Lake Houston property in February 2011.

                    Investing Activities - During the year ended December 31, 2011, net cash flows provided by investing activities increased approximately $2.3 million as compared to 2010 ($2.6 million provided by investing activities in 2011 versus $337,000 in 2010). This increase in cash inflows was primarily due to net cash proceeds of $4.5 million received from the sale of The Market at Lake Houston property in February 2011, partially offset by an increase in investments in nonconsolidated entities. During the second quarter of 2011, we invested $1.8 million (our funding requirement of 20%) in PTC/BSQ Holding Company LLC in order to acquire the vacant anchor building within the Preston Towne Crossing shopping center.

                    Financing Activities - During the year ended December 31, 2011, net cash flows used in financing activities increased approximately $1.7 million as compared to 2010 ($2.9 million used in financing activities in 2011 versus $1.2 million used in financing activities in 2010). In October 2011, we refinanced the debt on our

Lantern Lane property. We used $12.8 million in new loan proceeds and an additional $1.5 million that was borrowed from AmREIT to repay the Lantern Lane mortgage of $13.4 million that matured in September 2011. The increase in outflows was also due to distributions made to our non-controlling partner of $1.9 million and distributions made to our Limited Partners of $671,000 during the 2011 period, both of which were driven by the sale of The Market at Lake Houston. These outflows in 2011 were partially offset by net repayments on notes payable – related party of $1.0 million made during the 2010 period.

Future Contractual Obligations

                    As of December 31, 2011, we had the following contractual long-term mortgage debt obligations (see also Note 7 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt) (in thousands):

Scheduled payments by year(1)	Principal	Loan maturities	Interest (2)	Total payments

2012	$183	$-	$1,031	$1,214
2013	196	12,800	701	13,697
2014	207	-	583	790
2015	92	9,229	286	9,607
2016	-	-	-	-
Thereafter	-	-	-	-
Total	$678	$22,029	$2,601	$25,308

(1)

The above table excludes our Olmos Creek mortgage of $11.2 million, which matured unpaid on November 1, 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. During 2011, we recorded an impairment of $2.1 million in order to reflect the estimated fair value of the Olmos Creek property. We expect to record a gain on the extinguishment of debt of approximately $1.6 million during the first quarter of 2012, which represents the amount by which the balance owed under the note payable exceeds the estimated fair value of the property.

(2)

This table includes interest expense for a variable rate loan on our Lantern Lane property. The table assumes that the total balance ($12,800) and the interest rates as of December 31, 2011 (3.31%) remain constant through maturity.

                    We invest any excess cash in short-term investments. This investment strategy allows us to offset a portion of the interest costs from our fixed-rate mortgage loans and provides us with the liquidity to acquire properties at such time as those suitable for acquisition are located.

Indemnification of General Partner

                    Our limited partnership agreement provides for indemnification of our General Partner for liabilities incurred by or claims made against our General Partner or its employees or agents in connection with business on our behalf, provided that our General Partner determined in good faith that the conduct which gave rise to the liabilities or claims was within the scope of our General Partner’s authority and was taken to promote our best interests. Amounts to be indemnified include judgments, fines, settlements, litigation expenses and reasonable attorneys’ fees, which may be paid as incurred. Only assets of the Partnership may be reached to indemnify our General Partner, its employees or agents. To the extent that this indemnification applies to liabilities under the Securities Act, such indemnification is contrary to public policy and therefore unenforceable.

Off- Balance Sheet Arrangements

                    As of December 31, 2011, none of our off-balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. However, we own interests in several unconsolidated joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. We and our joint venture partner are joint and several guarantors of 50% of the debt held by our 5433 Westheimer joint venture which matured on December 31, 2011. The joint venture has entered into a sales agreement to sell its hotel for $28.7 million and will use the sales proceeds to pay down its debt. See Note 5 of the Notes to Consolidated Financial Statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                    Not applicable.

ITEM 8.             FINANCIAL STATEMENTS AND SUPLEMENTARY DATA.

                    Our consolidated financial statements, including the notes thereto, and the report of our independent auditors are included in this Annual Report on Form 10-K beginning at page F-1 and are incorporated herein by reference.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                    None.

ITEM 9A.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

                    Under the supervision and with the participation of our General Partner’s CEO and CFO, our principal executive officer and principal financial officer, respectively, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2011. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Management’s Annual Report on Internal Control over Financial Reporting

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership and its subsidiaries are being made only in accordance with authorizations of management and directors of our General Partner; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

                    Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, and, with the participation of AmREIT’s CEO and CFO, who are our principal executive officer and principal financial officer, respectively, conducted an evaluation of the effectiveness of AmREIT’s internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we believe that our internal control over financial reporting is effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

                    There has been no change to our internal control over financial reporting during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION.

                    None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

                    We have no directors or executive officers. We are managed by our General Partner, which does not have any employees and relies upon the personnel of AmREIT and its affiliates to perform services for us. Our limited partnership agreement provides that the Partnership will continue until December 31, 2025, unless sooner terminated.

                    The following table sets forth certain information regarding the officers and director of our General Partner, all of whom are officers of AmREIT and are expected to make a significant contribution to us.

Name	Age	Position
H. Kerr Taylor	61	President, Chief Executive Officer and Director
Chad C. Braun	39	Executive Vice President, Chief Financial Officer, Chief
		Operating Officer, Treasurer and Secretary
Brett P. Treadwell	42	Managing Vice President – Finance

                    H. Kerr Taylor serves as our General Partner’s President, Chief Executive Officer and Director, and has served in this capacity since the formation of the Partnership. He is the founder of AmREIT and serves as its Chairman of the Board, Chief Executive Officer and President. Mr. Taylor has guided the growth of AmREIT and its predecessors for over 28 years. His primary responsibilities include overseeing strategic initiatives as well as building, mentoring and leading AmREIT’s team of professionals. Mr. Taylor has over 32 years of experience within the real estate industry, and has participated in over 300 transactions involving brokerage, development and management of premier real estate projects. He received a Bachelor of Arts degree from Trinity University, a Masters Degree in Business Administration from Southern Methodist University and his law degree from South Texas College of Law. Mr. Taylor is chairman of the board of Pathways for Little Feet and serves as a board member of Life House, Inc., Uptown District and as an Elder of First Presbyterian Church. Mr. Taylor is a lifetime member of the International Council of Shopping Centers and Urban Land Institute and is a member of the Texas Bar Association.

                    Mr. Taylor was selected and is qualified to serve as the sole director or our General Partner because of his intimate knowledge of AmREIT and its affiliated companies and his extensive experience within the real estate industry.

                    Chad C. Braun serves as our General Partner’s Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary, and has served in this capacity since the formation of the Partnership. He also serves in this same position for AmREIT. Mr. Braun is responsible for corporate finance, equity capital markets, debt structuring and placement, investor relations, accounting and SEC reporting, and he oversees investment sponsorship and product creation. Mr. Braun has over 17 years of accounting, financial and real estate experience. Prior to joining AmREIT in 1999, he served as a manager in the real estate advisory services group at Ernst & Young LLP. He has provided extensive consulting and audit services to a number of REITs and private real estate companies, including financial statement audits, portfolio acquisition and disposition, portfolio management, merger integration and process improvement, financial analysis and capital markets and restructuring transactions. Mr. Braun received a Bachelor of Business Administration degree in Accounting and Finance from Hardin Simmons University and subsequently earned the CPA designation and his Series 63, 7, 24 and 27 securities licenses. He is a member of the National Association of Real Estate Investment Trusts and the Texas Society of Certified Public Accountants.

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

Treadwell has over 20 years of accounting, financial and SEC reporting experience, and, prior to joining AmREIT in August 2004, served as a senior manager with Arthur Andersen LLP and then with PricewaterhouseCoopers LLP. Mr. Treadwell received a Bachelor of Business Administration degree from Baylor University and is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

                    Based on a review of Forms 3, 4 and 5 furnished to us under Rule 16a-3(e) of the Exchange Act during the fiscal year ended December 31, 2011, we know of no reporting person who has failed to file on a timely basis, as disclosed in the above forms, any report required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2011.

Code of Ethics

                    We are managed by our General Partner, and we have no officers or employees to whom a Code of Ethics would apply.

ITEM 11.            EXECUTIVE COMPENSATION.

                    We are managed by our General Partner, and we have no directors or executive officers to whom we pay compensation.

                    See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for the fees and expenses we pay to our General Partner and its affiliates.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

                    We have no officers or directors. Our General Partner owns our sole general partner interest and also owns our limited partner Units. None of the officers of our General Partner own any of our Units.

                    As of March 27, 2012, there were 2,844 Units owned by 1,176 investors.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Compensation Arrangements

                    Our General Partner and its affiliates received the payments and fees from us described below. These payments and fees may be higher than payments and fees that would have resulted from an arm’s-length transaction with an unrelated entity.

                    In addition to the fees noted below, the non-consolidated entities in which we own an investment paid property management, leasing, development, and construction management fees of $1.4 million and $1.2 million to one of our affiliated entities the years ended December 31, 2011 and 2010, respectively. Our Casa Linda property paid a total of $6.2 million in construction costs to an affiliated entity who acted as a general contractor on the redevelopment during 2008 and 2009.

Type and Recipient	Determination of Amount	For the year ended December 31, 2011	For the year ended December 31, 2010

Asset Management Fee – General Partner	A monthly fee of one-twelfth of 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.	$487,339	$617,753

Development and Acquisition Fees – General Partner	Between 4.0% and 6.0% of project costs depending on the size and the scope of the development.	No amount to report	No amount to report

Property Management and Leasing Fees – ARIC	Property management fees not to exceed 4.0% of the gross rentals for providing management, operating, maintenance and other services. Leasing fees not to exceed 2.0% of base rent on a lease renewal and 6.0% of base rent on an initial lease for procuring tenants and negotiating the terms of the tenant leases.	$305,644	$338,487

Reimbursement of Operating Expenses – General Partner	We reimburse the actual expenses incurred by our General Partner in connection with its provision of administrative services, including related personnel costs.	$408,271	$437,473

Financing Fees – General Partner	1.0% of the loan proceeds for procuring debt financing for us.	No amount to report	No amount to report

Distributions During Operating Stage – General Partner	Our General Partner is entitled to monthly distributions during our operating period, in an amount equal to 1.0% of the each distribution made to the Partners.	No amount to report	No amount to report

Real Estate Brokerage Commissions – General Partner or its affiliate(1)

Up to 6.0% of the sales price on co-brokered transactions and not to exceed 4.0% of the sales price on individually brokered transactions. Additionally, our General Partner and its affiliates will not be paid real estate brokerage commissions on the sale of a property if the

		No amount to report	No amount to report

Type and Recipient	Determination of Amount	For the year ended December 31, 2011	For the year ended December 31, 2010

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

Joint Ventures with Affiliates

                    As of December 31, 2011, we had entered into four joint ventures with our affiliates.

                    In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP, which owns Casa Linda Plaza, the multi-tenant retail property in Dallas, Texas. The remaining 50% is owned by MIG IV.

                    In August 2007, we acquired a 30% interest in AmREIT Woodlake, LP, which owns Woodlake Square, the multi-tenant retail property in Houston, Texas. The remaining 70% was 40% owned by MIG IV our affiliate, and 30% owned by ARIC. In July 2010, we and our affiliated partners of AmREIT Woodlake, LP entered into a joint venture with a third-party institutional partner wherein the partner acquired a 90% interest in the joint venture. The sale to AEW generated $3.4 million in cash. In connection with the transaction with AEW, we refinanced the Woodlake Square loan with Frost which was due to mature in September 2010 with US Bank. As a result of this transaction, we now hold a 3% interest in Woodlake Square, which carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. AmREIT Woodlake, LP recorded an impairment for the year ended December 31, 2010. Our portion of such impairment was $185,000 and has been recorded in equity in losses from non-consolidated subsidiaries in our consolidated statements of operations. We will continue to account for this investment using the equity method.

                    In November 2007, we acquired a 30% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property in Houston, Texas. The remaining 70% is 60% owned by MIG IV, our affiliate, and 10% owned by ARIC.

                    In May 2008, we acquired a 30% interest in a tract of land adjacent to Woodlake Pointe. The remaining 70% is owned by MIG IV (60%) and by ARIC (10%). The acquisition is accounted for as part of Westheimer Gessner, L.P.

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

                    As part of our refinance of our Lantern Lane debt, we borrowed an additional $1.5 million from AmREIT, Inc. in October 2011.

                    The deferral of fees paid to our General Partner and its affiliates as part of our strategy to manage cash in the near-term are reflected as increases in our notes payable to our General Partner.

AmREIT Realty Investment Corporation

                    ARIC is a fully integrated real estate development and operating business that is wholly owned by AmREIT, the parent of our General Partner. ARIC employs a full complement of brokers and real estate professionals who provide development, acquisition, brokerage, leasing, construction management, asset and property management services to AmREIT affiliated entities and to third parties. ARIC serves as one of our property managers and is responsible for managing and leasing some of our properties. We pay ARIC property management and leasing fees as described above under “Item 1. Business.” ARIC hires, directs and establishes policies for employees who will have direct responsibility for the operations of each property it manages, which may include but is not limited to on-site managers and building and maintenance personnel. Certain employees of the property manager may be employed on a part-time basis and may also be employed by our General Partner or its affiliates. ARIC also directs the purchase of equipment and supplies and supervises all maintenance activity. The management fee paid to ARIC covers all of its general overhead costs.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                    KPMG, LLP, independent registered public accounting firm and certified public accountants (“KPMG”), served as our independent accountants for the fiscal year ended December 31, 2011. The following is an explanation of the fees billed to us by KPMG for professional services rendered for the fiscal years ended December 31, 2011, 2010 and 2009.

Audit Fees

                    The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-Q, or other services normally provided by KPMG in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011, 2010 totaled $135,600 and $130,500, respectively. Included in these amounts are $0 and $17,000 related to Sarbanes-Oxley compliance preparation for the years ended December 31, 2011 and 2010, respectively.

Audit-Related Fees, Tax Fees and All Other Fees

                    The services that have been performed by KPMG have been limited to audit related services. Accordingly, we have paid no non-audit related fees, tax fees or other fees to KPMG for the fiscal years ended December 31, 2011and 2010.

Audit Committee’s Pre-Approval Policies and Procedures

                    The Company does not have an independent audit committee. Our General Partner must approve any services to be performed by our independent auditors and has approved all audit fees for the years ended December 31, 2011 and 2010, respectively.

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

                    The following exhibits are filed as part of or incorporated by reference in this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund III, Ltd., dated April 19, 2005.	10-SB	3.1	4/30/2007
3.2	Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund III, Ltd., dated April 19, 2005, between AmREIT Monthly Income & Growth III Corporation and AmREIT, the initial limited partner.	10-SB	3.2	4/30/2007
10.1	Fixed Rate Note (A Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.	10-SB	10.1	4/30/2007
10.2	Fixed Rate Note (B Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.	10-SB	10.2	4/30/2007
10.3	Loan Assumption and Substitution Agreement, dated	10-SB	10.3	4/30/2007

September 30, 2005, among AmREIT Westside Plaza, LP, AmREIT Monthly Income & Growth Fund III, Ltd., AmREIT, Shafer Plaza I, Ltd., Steven G. Shafer, Wells Fargo Bank, N.A., and CBA-Mezzanine Capital Finance, LLC.

10.4	Second Amended and Restated Property Management and Leasing Agreement, dated December 28, 2005, between AmREIT Westside Plaza, LP and AmREIT Realty Investment Corporation.	10-SB	10.4	4/30/2007
10.5	Management and Leasing Agreement, dated November 22, 2005, between AmREIT Lake Houston, LP and AmREIT Realty Investment Corporation.	10-SB	10.5	4/30/2007
10.6	Promissory Note, dated December 12, 2005, between AmREIT Lake Houston, LP and Morgan Stanley Mortgage Capital, Inc.	10-SB	10.6	4/30/2007
10.7	Commercial Property Management and Leasing Agreement, dated March 30, 2006, between 5433 Westheimer, LP and Songy Partners Limited.	10-SB	10.7	4/30/2007
10.8	Promissory Note, dated September 28, 2006, between AmREIT Lantern Lane, LP and Differential Development — 1994, Ltd.	10-SB	10.8	4/30/2007
10.9	Management and Leasing Agreement, dated September 28, 2006, between AmREIT Lantern Lane, LP and AmREIT Realty Investment Corporation.	10-SB	10.9	4/30/2007
10.10	Promissory Note, dated December 8, 2006, between AmREIT Casa Linda, LP and Morgan Stanley Mortgage Capital, Inc.	10-SB	10.10	4/30/2007
10.11	Secured Promissory Note, dated September 29, 2006, between AmREIT Olmos Creek, LP and NLI Commercial Mortgage	10-SB	10.11	4/30/2007

	Fund, LLC.
10.13	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Preston Towne Crossing, LP and AmREIT Realty Investment Corporation.	10-SB	10.13	4/30/2007
10.14	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Berkeley, LP and AmREIT Realty Investment Corporation.	10-SB	10.14	4/30/2007
10.15	Loan Assumption Agreement, dated December 7, 2006, among Berkeley Center, Ltd., William L. Hutchinson, AmREIT SSPF Berkeley, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.	10-SB	10.15	4/30/2007
10.16	Loan Assumption Agreement, dated December 7, 2006, among PTC Dunhill Holdings, Ltd., William L. Hutchinson, AmREIT SSPF Preston Towne Crossing, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.	10-SB	10.16	4/30/2007
10.17	Real Estate Sales Contract, effective as of January 14, 2011, between AmREIT Lake Houston, L.P., and AmREIT Realty Investment Corporation.	10-K	10.17	3/31/2011
10.18	Term Loan Agreement effective October 7, 2011 between AmREIT Lantern Lane, LP and U.S. Bank National Association.	8-K	10.1	10/12/2011
10.19	Settlement Agreement effective February 6, 2012 between AmREIT Monthly Income and Growth Fund III, Ltd. and Q Olmos Creek Property, LLC.	8-K	10.1	2/10/2012
31.1	Certification of H. Kerr Taylor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chad C. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of H. Kerr Taylor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chad C. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	XBRL Instance Document		X
101.SCH*	XBRL Taxonomy Extension Schema Document		X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document		X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document		X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document		X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document		X

*

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) the Notes to the Consolidated Financial Statements.

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
Date: March 30, 2012
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

Report of Independent Registered Public Accounting Firm

The Partners
AmREIT Monthly Income and Growth Fund III, Ltd.:

We have audited the accompanying consolidated balance sheets of AmREIT Monthly Income and Growth Fund III, Ltd. and subsidiaries (the “Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and related schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Monthly Income and Growth Fund III, Ltd. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Houston, Texas
March 30, 2012

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for Unit data)

	December 31, 2011	December 31, 2010
ASSETS
Real estate investments at cost:
Land	$13,988	$18,446
Buildings	29,856	47,308
Tenant improvements	894	957
	44,738	66,711
Less accumulated depreciation and amortization	(6,978)	(8,372)
	37,760	58,339

Investment in non-consolidated entities	22,586	22,190
Acquired lease intangibles, net	340	1,285
Net real estate investments	60,686	81,814

Cash and cash equivalents	1,815	2,646
Tenant receivables, net	449	471
Accounts receivable - related party	102	163
Deferred costs, net	643	463
Other assets	811	642
TOTAL ASSETS	$64,506	$86,199

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$33,868	$50,372
Notes payable - related party	4,982	2,556
Accounts payable and other liabilities	666	1,235
Accounts payable - related party	20	30
Acquired below-market lease intangibles, net	49	181
Security deposits	144	164
TOTAL LIABILITIES	39,729	54,538

Capital:
Partners’ capital:
General partner	-	-
Limited partners, 2,833 Units outstanding at December 31, 2011 and December 31, 2010	24,777	30,385
TOTAL PARTNERS’ CAPITAL	24,777	30,385

Non-controlling interest	-	1,276
TOTAL CAPITAL	24,777	31,661

TOTAL LIABILITIES AND CAPITAL	$64,506	$86,199

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2011, 2010 and 2009
(in thousands, except for per Unit data)

	2011	2010	2009

Revenues:
Rental income from operating leases	$3,823	$4,133	$4,719
Total revenues	3,823	4,133	4,719

Expenses:
General and administrative	119	99	92
General and administrative - related party	408	437	459
Asset management fees - related party	487	618	618
Impairment	2,096	-	-
Property expense	1,107	1,114	1,282
Property management fees - related party	146	166	202
Legal and professional	406	216	234
Depreciation and amortization	1,476	1,698	1,878
Total operating expenses	6,245	4,348	4,765

Operating income	(2,422)	(215)	(46)

Other income (expense):
Interest and other income	11	8	37
Interest expense	(2,273)	(2,322)	(2,205)
Equity in losses from non-consolidated entities	(1,221)	(3,639)	(1,570)
Margin tax expense	(37)	(22)	(17)
Total other expense	(3,520)	(5,975)	(3,755)

Loss before discontinued operations	(5,942)	(6,190)	(3,801)

Loss from discontinued operations:
Loss from real estate operations	(58)	(106)	(232)
Gain on sale of real estate	1,734	-	-
Loss from discontinued operations	1,676	(106)	(232)

Net loss, including non-controlling interest	(4,266)	(6,296)	(4,033)

Net (income) loss attributable to non-controlling interest	(671)	43	94
Net loss attributable to partners	$(4,937)	$(6,253)	$(3,939)

Weighted average Units outstanding	2,833	2,833	2,833
Net loss per Unit	$(1,742.68)	$(2,207.20)	$(1,390.40)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
For the years ended December 31, 2011, 2010, and 2009
(in thousands)

	Partners’ Capital
	General Partner	Limited Partners	Accumulated other comprehensive gain (loss)	Non-controlling interest	Total

Balance at December 31, 2008	$-	$41,857	$(253)	$1,630	$43,234

Redemptions	-	(28)	-	-	(28)
Net loss (1)	13	(3,952)	-	(94)	(4,033)
Distributions	(13)	(1,239)	-	(217)	(1,469)
Increase in fair value of derivative	-	-	174	-	174

Balance at December 31, 2009	$-	$36,638	$(79)	$1,319	$37,878

Net loss (1)	-	(6,253)	-	(43)	(6,296)
Increase in fair value of derivative	-	-	79	-	79

Balance at December 31, 2010	$-	$30,385	$-	$1,276	$31,661

Net income (loss) (1)	-	(4,937)	-	671	(4,266)
Distributions	-	(671)	-	(1,947)	(2,618)

Balance at December 31, 2011	$-	$24,777	$-	$-	$24,777

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $50, $63 and $52 for the 2011, 2010 and 2009 periods. The cumulative curative allocation since inception of the Partnership is $371. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2011, 2010 and 2009
(in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss, including non-controlling interest	$(4,266)	$(6,296)	$(4,033)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment	2,096	-	-
Gain on sale of real estate	(1,734)	-	-
Equity in losses from non-consolidated entities	1,221	3,639	1,570
Depreciation and amortization	1,655	2,345	2,515
Bad debt expense	25	200	155
Decrease (increase) in tenant receivables	(37)	(304)	372
Decrease (increase) in accounts receivable - related party	61	(31)	1,161
Increase in deferred costs	(169)	(91)	(72)
Decrease in other assets	156	64	130
Increase (decrease) in accounts payable and other liabilities	(534)	(57)	237
Increase in accounts payable - related party	965	669	311
Increase (decrease) in security deposits	4	39	(8)
Net cash provided by (used in) operating activities	(557)	177	2,338

Cash flows from investing activities:
Improvements to real estate	(254)	(125)	(102)
Payments received on notes receivable	-	-	334
Investments in non-consolidated entities	(1,988)	(435)	(1,211)
Distributions from non-consolidated entities	371	897	173
Proceeds from property sale	4,493	-	-
Net cash provided by (used in) investing activities	2,622	337	(806)

Cash flows from financing activities:
Proceeds from notes payable	12,800	-	-
Payments on notes payable	(13,629)	(165)	(156)
Proceeds from notes payable - related party	1,450	400	2,500
Payments on notes payable - related party	-	(1,400)	-
Optional redemptions	-	-	(28)
Loan escrow costs	(540)	-	-
Loan acquisition costs	(360)	-	-
Distributions	(671)	-	(1,252)
Distributions to non-controlling interest	(1,946)	-	(217)
Net cash provided by (used in) financing activities	(2,896)	(1,165)	847

Net increase (decrease) in cash and cash equivalents	(831)	(651)	2,379
Cash and cash equivalents, beginning of period	2,646	3,297	918
Cash and cash equivalents, end of period	$1,815	$2,646	$3,297

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$2,206	$2,951	$3,095
Cash paid during the period for taxes	$91	$39	$23

Supplemental schedule of noncash investing and financing activities:

Increase in notes payable - related party for accrued interest	$976	$649	$363

Reclass from minority interest to accounts payable - related party	$1	$-	$-

Notes payable assumed by buyer in property disposition	$15,675	$-	$-

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

                    We were formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, non-traded Maryland corporation that has elected to be taxed as a REIT. The General Partner maintains its principal place of business in Houston, Texas. We commenced our principal operations on June 30, 2005, when we raised a minimum $2.0 million pursuant to the terms of our Offering and issued 80 initial Units. We closed the offering on October 31, 2006 when we had received approximately $71.1 million from the sale of 2,844 Units. We invested substantially all of the net proceeds of the Offering in real properties.

                    As of December 31, 2011, our investments included three wholly-owned properties comprising approximately 225,000 square feet of GLA and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,163,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas.

                    Our operating period will continue until October 31, 2012 (our scheduled liquidation date); however, our operating period may be extended to October 31, 2014 with the consent of holders of a majority of our Units held by our Limited Partners. During our operating period, our General Partner intends to hold our properties until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. When deciding whether to sell properties during our operating period, our General Partner will consider factors such as potential capital appreciation, cash flow, the availability of other attractive investment opportunities and federal income tax considerations. If we sell properties during our operating period, our General Partner anticipates reinvesting the net sales proceeds generated from the sales.

                    At the end of our operating period, our General Partner will in good faith actively market for sale all of our properties other than those in the development or redevelopment stage and commence an orderly Partnership liquidation. Properties in the development or redevelopment stage at the end of the operating period will be marketed for sale upon completion. Once our General Partner has marketed for sale all of our properties, it may take months or years for our General Partner to sell all of our properties and wind up our operations. If our General Partner does not take all commercially reasonable efforts to diligently pursue the portfolio sale and liquidation on our behalf as described above, it shall forfeit its $800,000 investment in our Units.

                    The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. Recently, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the U.S. and continuing global economic upheaval have kept markets volatile. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient.

                    We face significant liquidity challenges in implementing our investment strategy. Projected cash sources (including cash on hand) and uses for cash indicate periods of cash shortfalls during the year ended December 31, 2012. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferral of fees paid to our General Partner and its affiliates, and (4) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity.

                    AmREIT has agreed to continue to provide financial support to us through and including January 1, 2013 in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management, asset management, development activities and reimbursement of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the $3.2 million notes payable – related party we owe to AmREIT as of December 31, 2011 until a date subsequent to January 1, 2013. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

                    We may have liquidity demands based upon our requirement to perform under guarantees of certain of our joint ventures to the extent they are unable to fully satisfy certain guaranteed debts. The $32.9 million mortgage held by our 5433 Westheimer, LP joint venture matured unpaid on December 31, 2011. We and our joint venture partner are joint and several guarantors of 50% of this debt. On March 19, 2012, 5433 Westheimer, LP entered into an agreement to sell the hotel for $28.7 million. 5433 Westheimer, LP will retain ownership and operation of the office building. We expect the sale of the hotel to close during the second quarter of 2012, and all of the proceeds will be used to pay down the loan balance. The lender has issued 5433 Westheimer, LP a term sheet to extend the remaining debt outstanding through October 31, 2012, subject to various due diligence items. 5433 Westheimer, LP is also working to refinance the remaining debt with a new lender, and we believe that it will be able to obtain such refinancing within that timeframe. In the event the sale does not close as contracted, we believe 5433 Westheimer, LP will be able to extend the loan for an additional twelve months subject to a 10% principal pay down.

                    The above steps may not be sufficient to restore our long term viability and we could incur individual setbacks and possible significant losses. Even with the deferral agreements with AmREIT, we still may incur cash shortfalls, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of property(ies) owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties. We continually work to maximize the returns and work for the best interests of our Limited Partners and are examining a range of alternatives, which may include:

•	postponement of the liquidation date in order to hold and operate the property for a period of time;

•	obtaining additional partner capital through sales/creation of new partnerships and joint ventures;

•	dispositions of certain properties, even if at a loss;

•	delivery of the property to the lender; or

•	a combination of all or certain aspects of the above.

                    Based on the foregoing, it is possible that investors may not recover all of their original investment. We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our partners until we enter the liquidation phase. If the real estate market has not sufficiently recovered prior to our liquidation period commencement date of October 31, 2012, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of our Limited Partners at that time.

                    In addition, we had significant debt that matured in the fourth quarter of 2011. See also Note 7 for further discussion of our Olmos Creek mortgage of $11.2 million that matured unpaid on November 1, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

                    Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 5). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of December 31, 2011, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

                    We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Accrued rents are included in tenant and accounts receivable, net.

Gains on Sale of Real Estate

                    Gains and losses on sales of real estate are not recognized under the full accrual method until certain criteria are met. Gains relating to transactions that do not meet the criteria for full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate under the circumstances.

Real Estate Investments

                    Development Properties - Expenditures related to the development of real estate are carried at cost, which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes, loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. During the years ended December 31, 2011, 2010 and 2009, we did not capitalize any interest or taxes on properties under development.

                    Acquired Properties and Acquired Lease Intangibles - We account for operating real estate acquisitions as an acquisition of a business as we believe most operating real estate meets the definition of a “business” under GAAP. Accordingly, we allocate the purchase price of acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include (i) an estimate of carrying costs during the expected lease-up periods, considering market conditions, and (ii) costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to in-place lease value and above and below-market leases are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods where we believe the renewal is reasonably assured. Premiums or discounts on debt are amortized to interest expense over the remaining term of such debt. Costs related to acquiring operating properties are expensed as incurred.

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

                    Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations.

                    Due to the uncertainty associated with our ability to retain our Olmos Creek Property given its impending loan maturity in November 2011, we performed an impairment test on this property during the third quarter of 2011. We determined that the property was impaired based upon our estimate of its fair value if sold, which was $9.6 million. Accordingly, we recorded an impairment of approximately $2.1 million during the year-ended December 31, 2011. On February 6, 2012, we delivered the property to the mortgage holder as full satisfaction of the debt. We expect to record a gain on the extinguishment of debt of approximately $1.6 million during the first quarter of 2012, which represents the amount by which the balance owed under the note payable exceeds the estimated fair value of the property.

                    As discussed in Note 5, an impairment was recorded on our Woodlake Square joint venture during the year ended December 31, 2010. Our portion of such impairment was approximately $185,000 and was recorded in equity in losses from non-consolidated subsidiaries. No impairment charges were recognized during the year ended December 31, 2009. See further discussion in “Fair Value Measurements” below.

Cash and Cash Equivalents

                    We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

Receivables and Allowance for Uncollectible Accounts

                    Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries are included in general and administrative expense. As of December 31, 2011 and 2010, our allowance for uncollectible accounts related to our tenant receivables was $410,000 and $448,000, respectively.

                    Accounts Receivable – Related Party - Included in accounts receivable related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their development needs. These cash advances are due upon demand.

Deferred Costs

                    Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. If a lease is terminated early, or a loan is paid in full prior to maturity, the remaining deferred costs will be written off. Accumulated amortization related to loan acquisition costs as of December 31, 2011 and 2010 totaled $358, 000 and $348,000, respectively. Accumulated amortization related to leasing costs as of December 31, 2011 and 2010, totaled $184,000 and $156,000, respectively.

Income Taxes

                    No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners. We are, however, subject to taxation under the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. For the years ended December 31, 2011, 2010 and 2009 we recorded $54,000, $34,000 and $26,000, respectively for margin tax expense.

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

                    In determining the fair value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. In determining the fair value of our debt associated with our Olmos Creek property, we determined the fair value of the debt to be equal to the fair value calculated for this property when it was impaired in the third quarter of 2011. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. As of December 31, 2011 and December 31, 2010, the carrying value of debt obligations associated with our consolidated entities was approximately $33.9 million and $52.0 million, respectively, $21.1 million of which represents a fixed-rate obligation. As of December 31, 2011 and December 31, 2010, the estimated fair value of our debt obligations was approximately $33.1 million and $52.0 million, respectively.

                    Non-Recurring Fair Value Measurements, Impairment – We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. As discussed above, we impaired our Olmos Creek property during the third quarter of 2011. We determined the fair value of the property was approximately $9.6 million. We have determined that our impairments are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy.

                    The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011
	Level 1	Level 2	Level 3
Real estate investments - impairment	$-	$-	$9,600
Notes payable	-	33,062	-

	As of December 31, 2010
	Level 1	Level 2	Level 3
Investments in affiliates - impairment	$-	$-	$185
Notes payable	-	52,021	-

Interest

                    Interest is charged to interest expense as it accrues. No interest has been capitalized on any consolidated properties since inception of the Partnership.

Segments

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

Subsequent Events

                    We have evaluated all events or transactions as of the date through which the financial statements were made available for issuance. On February 6, 2012, we entered into a settlement agreement whereby we delivered our Olmos Creek property to the holder of the property mortgage in exchange for a release of substantially all obligations under the mortgage loan. See Notes 4 and 7.

3.	OPERATING LEASES

                    Our operating leases generally range from two to twenty-five years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2011 is as follows:

Year	Minimum Base Rents

2012	$2,779,000
2013	2,351,000
2014	1,880,000
2015	1,660,000
2016	1,322,000
Thereafter	2,474,000
Total	$12,466,000

                    Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements recognized as revenue totaled $955,000, $1.3 million and $1.7 million during the years ended December 31, 2011, 2010 and 2009, respectively.

4.	REAL ESTATE DISPOSITIONS AND ACQUISITIONS

                    On February 25, 2011, we sold the Market at Lake Houston property to AmREIT, which generated net proceeds of $4.5 million and resulted in a gain of $1.7 million. In conjunction with the sale, we extinguished outstanding debt in the amount of $15.7 million that was secured by the property. This property was owned 60% by the Partnership and 40% by an affiliated fund whose general partner is also a subsidiary of AmREIT. The transaction was completed pursuant to an independent appraisal process. This disposed property has been reflected as discontinued operations in the accompanying consolidated statement of operations. The following is a summary of our income (loss) from discontinued real estate operations for the periods presented below (amounts in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Rental income from operating leases	$326	$2,089	$2,120
Total revenues	326	2,089	2,120
Expenses:
General and administrative	6	11	5
Property expense	85	475	597
Property management fees - related party	12	82	95
Legal and professional	11	15	5
Depreciation and amortization	112	667	700
Total operating expenses	226	1,250	1,402
Operating income	100	839	718
Other (expense):
Interest expense	(141)	(933)	(941)
Margin tax expense	(17)	(12)	(9)
Total other expense	(158)	(945)	(950)
Loss from real estate operations	(58)	(106)	(232)
Gain on sale of real estate	1,734	-	-
Income (loss) from discontinued operations	$1,676	$(106)	$(232)

                    In July 2010, we and our affiliated partners of AmREIT Woodlake L.P. entered into a joint venture agreement with a third party whereby the new partner acquired a 90% interest in the sole property owned by AmREIT Woodlake L.P. As a result of this transaction, we now hold a 3% interest in the property.

                    We had no acquisitions or dispositions of properties in which we have a controlling financial interest during the years ended December 31, 2010 and 2009. See Note 5 for a discussion of our investment activity with respect to our non-consolidated subsidiaries during the same periods.

                    Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the debt (including the right to the property) in January 2012. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. As a result, we no longer own this property. We expect to record a gain on the extinguishment of debt of approximately $1.6 million during the first quarter of 2012, which represents the amount by which the balance owed under the note payable exceeds the estimated fair value of the property.

5.	INVESTMENTS IN NON-CONSOLIDATED ENTITIES

                     Since inception, we have made the following investments in five entities through which we own an interest in seven properties:

•

In March 2006, we acquired a 50% interest in 5433 Westheimer, LP which owns an office building with 134,000 square feet of GLA and a 152-room hotel in Houston, Texas. In November 2008, we acquired an additional 7.5% interest in 5433 Westheimer, LP from our third party, joint-venture partner for $800,000. The remaining 42.5% is owned by that same party. The property is not consolidated into our financial statements as we and our joint venture partner share equally in decision making rights Our interest in this property is mortgaged with a $32.9 million, three-year variable-rate loan with a third-party lender. The debt matured unpaid on December 31, 2011, and we obtained an extension from the lender through January 31, 2012. On March 19, 2012, 5433 Westheimer, LP entered into an agreement to sell the hotel for $28.7 million. We expect the sale of the hotel to close during the second quarter of 2012, and all of the proceeds will be used to pay down the loan balance. 5433 Westheimer, LP will continue to own and operate the office building. The lender has issued 5433 Westheimer, LP a term sheet to extend the remaining debt outstanding through October 31, 2012, subject to various due diligence items. 5433 Westheimer, LP is also working to refinance the remaining debt with a new lender, and we believe that it will be able to obtain such refinancing within that timeframe. We and our joint venture partner are joint and several guarantors of 50% of this debt.

•

In December 2006, we acquired a 20% interest in PTC/BSQ Holding Company LLC which owns three multi-tenant retail properties located in Plano, Texas with a combined GLA of 460,000 square feet. The remaining 80% is owned by an unaffiliated third party. During the second quarter of 2011, we invested $1.8 million (our funding requirement of 20%) in this holding company in order to acquire the vacant anchor building within the Preston Towne Crossing shopping center. In December 2011, the joint venture refinanced the mortgage loans with a $44.4 million term loan maturing December 27, 2014. The loan has two one-year extension options, provided certain conditions are met. The term loan provides for $7.0 million of capital expenditures, which are currently held in escrow until the construction costs are incurred. The $7.0 million allocates $6.0 million for redevelopment of the recently acquired vacant anchor building within the Preston Towne Crossing shopping center and $1.0 million for improvements to the remaining Preston Towne Crossing shopping center. Redevelopment began in January 2012 and is expected to be completed in the summer of 2012. Total expected redevelopment costs, which include tenant improvements and leasing costs are estimated at $7.0 million.

•

In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 325,000 square feet. The remaining 50% is owned by MIG IV, an affiliate of our General Partner. The property is secured by a seven-year mortgage loan with a maturity of January 2014. The loan was in the amount of $38.0 million, bears an annual interest rate of 5.48% and is interest-only until maturity. Albertson’s is the largest tenant, occupying 59,561 square feet with a lease scheduled to expire in July 2016. Additional tenants include Petco, Starbucks, Wachovia, Chili’s, Blockbuster and Supercuts. The property was originally built between 1946 and 1949. During 2009, we completed a substantial renovation to the Casa Linda property that has allowed the property to maintain its historical character and prominence in the community, while updating the property’s features. The renovation was completed in April 2009 at a cost of $7.1 million, including tenant improvements and leasing costs.

•

In August 2007, we acquired a 30% interest in AmREIT Woodlake Square, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 206,000 square feet. The remaining 70% interest was held by affiliated AmREIT entities, MIG IV and ARIC. In July 2010, we and our affiliated partners of AmREIT Woodlake, LP entered into a joint venture with a third-party institutional partner wherein the partner acquired a 90% interest in the joint venture. As a result of this transaction, we now hold a 3% interest in Woodlake Square, which carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. AmREIT Woodlake, LP recorded an impairment for the year ended December 31, 2010. Our portion of such impairment was $185,000 and has been recorded in equity in losses from non-consolidated subsidiaries in our consolidated statements of operations. We will continue to account for this investment using the equity method given our ability to significantly influence the property’s operations. The joint venture commenced redevelopment of this property in the third quarter of 2010 and was completed in April 2011. As of December 31, 3011, Woodlake Square has incurred approximately $6.1 million in redevelopment costs with a total expected cost of approximately $8.2 million including additional tenant improvements and leasing costs.

•

In November 2007, we acquired a 30% interest in AmREIT Westheimer Gessner, LP which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entities, MIG IV and ARIC. In May 2008, AmREIT Westheimer Gessner, LP acquired an additional tract of land adjacent to Woodlake Pointe for $1.3 million. During November 2011, Woodlake Pointe obtained a $6.7 million construction loan to fund its redevelopment. We are in the anchor leasing stage of development and currently have a signed lease with a large national fitness tenant to construct a 45,000 square foot building on the unimproved land and are in discussions with another anchor tenant for the existing building. Total costs, including tenant improvements and leasing costs, are expected to approximate the $6.7 million construction loan with completion anticipateded later in 2012.

                    We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities (at 100%) is summarized as of and for the years ended December 31, 2011 and 2010 as follows:

	As of December 31,
Combined balance sheets (in thousands)	2011	2010
Assets
Property, net	$175,684	$203,408
Cash	4,293	3,295
Other assets	26,160	17,657
Total assets	$206,137	$224,360
Liabilities and partners’ capital
Notes payable	$114,604	$128,435
Other liabilities	14,086	14,527
Partners’ capital	77,447	81,398
Total liabilities and partners’ capital	$206,137	$224,360

MIG III share of net assets	$22,586	$22,190

	Years ended December 31,
Combined Statements of Operations (in thousands)	2011	2010	2009
Revenues
Total revenues	$19,604	$20,850	$19,563
Expenses
Depreciation and amortization	6,690	14,145	8,925
Interest	5,006	6,024	6,023
Other	10,849	10,830	8,289
Total expenses	$22,545	$30,999	$23,237
Net Loss	$(2,941)	$(10,149)	$(3,674)

MIG III share of net loss	$(1,221)	$(3,639)	$(1,570)

Derivative Financial Instruments

                    In December 2007, AmREIT Woodlake Square, LP, one of our non-consolidated investment entities, entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% in order to manage the volatility inherent in its variable-rate mortgage. On October 1, 2008, that interest rate swap was designated as a hedge for financial reporting purposes. Changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income. Prior to October 1, 2008, such changes in fair value were recorded as a loss from derivative on the property’s statement of operations. For the years ended December 31, 2010 and 2009, our portion of the increase in fair value totaled $79,000 and $174,000, respectively and was included in accumulated other comprehensive gain (loss) on our consolidated statements of capital. This swap transaction was terminated, and the underlying mortgage was refinanced in conjunction with the new joint venture agreement on the Woodlake Square property and the balance in accumulated other comprehensive gain was recorded to interest expense at as required by GAAP. We recorded our portion of this expense as a component of equity in losses from non-consolidated subsidiaries. We do not use derivative financial instruments for trading or speculative purposes.

6.	ACQUIRED LEASE INTANGIBLES

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

                    The table below details our acquired in-place and above and below-market lease amounts and their respective accumulated amortization as recorded on our consolidated balance sheets as follows (in thousands):

	As of December 31, 2011	As of December 31, 2010
Acquired lease intangible assets:
In-place leases	$2,176	$3,992
In-place leases - accumulated amortization	(1,845)	(2,739)
Above-market leases	265	269
Above-market leases - accumulated amortization	(256)	(237)
Acquired lease intangibles, net	$340	$1,285

Acquired lease intangible liabilities:
Below-market leases	$(532)	$(699)
Below-market leases - accumulated accretion	483	518
Acquired below-market lease intangibles, net	$(49)	$(181)

                    The table below details our acquired lease intangible activity for the years ended December 31, 2011 and 2010, respectively (in thousands):

	For the Years Ended December 31,
	2011	2010
Acquired lease intangible assets:
Disposals of in-place leases	$(1,816)	$(591)
Amortization of in-place leases	(176)	(427)
Disposals of accumulated amortization of in-place leases	1,070	547
Disposals of above-market leases	(4)	-
Amortization of above-market leases	(23)	(48)
Disposals of accumulated amortization of above-market leases	4	-

Acquired lease intangible liabilities:
Accretion of below-market leases	$69	$132
Disposals of below-market leases	167	440
Disposals of accumulated amortization of below-market leases	(104)	(431)

                    The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year ending December 31,	Amortization expense (in-place leases)	Rental income (above and below-market leases)
2012	$137	$(40)
2013	47	-
2014	24	-
2015	24	-
2016	24	-
Thereafter	75	-
Totals	$331	$(40)

7.	NOTES PAYABLE

                    Our outstanding debt at December 31, 2011 and 2010 consisted of fixed-rate mortgage loans of approximately $21.1 million and $50.4 million, respectively and variable-rate mortgage loans of $12.8 million and $0, respectively. Our mortgage loans are secured by our real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty. Mortgage loans are generally due in monthly installments of interest and principal and our mortgages mature over various terms ranging from January 2012 through January 2036. As of December 31, 2011, the weighted-average interest rate on our fixed-rate debt is 6.0%, and the weighted average remaining life of such debt is 1.6 years.

                    Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the debt (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. As a result, we no longer own this property. We expect to record a gain on the extinguishment of debt of approximately $1.6 million during the first quarter of 2012, which represents the amount by which the balance owed under the note payable exceeds the estimated fair value of the property.

                    As of December 31, 2011, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled payments by year (1)	Principal	Loan maturities	Total payments
2012	$183	$-	$183
2013	196	12,800	12,996
2014	207	-	207
2015	92	9,229	9,321
2016	-	-	-
Thereafter	-	-	-
Total	$678	$22,029	$22,707

(1)

The above excludes our Olmos Creek mortgage of $11.2 million that was settled on February 6, 2012 for delivery of the property in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage as described above.

                    We serve as guarantor on debt in the amount of $40.1 million that is the primary obligation of our non-consolidated joint ventures. This debt matures in 2013 and 2014. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

                    Notes Payable – Related Party

                    During 2009, we borrowed $2.5 million from affiliates of our General Partner in order to meet a guaranty agreement that required us, as guarantor of the mortgage of one of our affiliates, to maintain $3.0 million in liquid assets. During 2010, we repaid $1.0 million of the $2.5 million. This portion of the notes payable – related party is secured by our investment in the Woodlake Pointe property

                    In connection with the refinance of our Lantern Lane debt, we borrowed an additional $1.5 million from AmREIT in October 2011.

                    The deferral of fees paid to our General Partner and its affiliates as part of our strategy to manage cash in the near-term are reflected as increases in our notes payable to our General Partner.

                    As of December 31, 2011 and 2010, our notes payable – related party were $5.0 million and $2.6 million, respectively. Of the total balance, $1.8 million accrues interest monthly at LIBOR plus a spread of 4.0% with a floor of 7.0%, and the remaining balance accrues interest monthly at LIBOR plus a spread of 3.875%, with a floor of 5.375%.

8.	CONCENTRATIONS

                    As of December 31, 2011, each of our three consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, two of our three properties are located in the Houston metropolitan area. These Houston properties represent 74% of our rental income for the years ended December 31, 2011 and 2010. Houston is Texas’ largest city and the fourth largest city in the United States.

                    Following are the base rents generated by our top five tenants during the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

	Year ended December 31,
Tenant	2011	2010	2009

H-E-B Grocery (1)	$488	$1,425	$1,425
Trend Mall	329	-	-
Rice Food Markets, Inc.	292	292	292
Fidelity Investments	186	193	193
Fadis Mediterranean Delight	131	131	131
Totals	$1,426	$2,041	$2,041

(1)

H-E-B, a regional grocer, is the anchor tenant on two of our properties, The Market at Lake Houston and Olmos Creek. We sold The Market at Lake Houston property in February 2011 to AmREIT. On February 6, 2012, we delivered our Olmos Creek property to the lender in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. As a result, we no longer expect H-E-B to be a significant tenant in future periods.

9.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

                    The General Partner invested $800,000 as a limited partner and $1,000 as a general partner. We began raising capital in June 2005 and had raised approximately $71.1 million at the time of the Offering’s closing in October 2006. The General Partner’s $800,000 investment represents a 1.1% limited partner interest in the Partnership.

                    Limited Optional Redemption – Our Units were sold pursuant to exemptions from registration under the Securities Act and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with consent of the General Partner after delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of the Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide Limited Partners with the possibility of liquidity, Limited Partners who have held their Units for at least three years may receive the benefit of interim liquidity by presenting all of those units to the Partnership for redemption. At that time, we may, in our sole discretion and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the Limited Partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. During the year ended December 31, 2011, we received one redemption request in the amount of $30,000, which was denied. We received no redemption requests during the year ended December 31, 2010. During the year ended December 31, 2009, we received five redemption requests from the holders of 11.4 Units. We granted one request to the holder of 1.2 units for $28,000. All redemptions were paid using cash flows from operations. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash.

                    Distributions - During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. Our distributions were paid at a rate of 3.0% per annum on invested capital through June 30, 2009. We suspended all distribution payments in July 2009 and do not anticipate reinstating distributions until improvements in the real estate and liquidity markets warrant such payment. All distributions to date have been a return of capital, and the source of such distributions has been cash flows from operations as well as our capital raising activities. During the liquidation stage of the Partnership (scheduled to commence in October 2012, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

                    Non-controlling Interest - Non-controlling interest represents a 40% ownership interest that one of our affiliate investment funds had in a real estate partnership that we consolidated as a result of our 60% controlling financial interest in such partnership. Such partnership sold its only asset, the Market of Lake Houston property, in February 2011.

10.	RELATED PARTY TRANSACTIONS

                    See Note 4 for a discussion of the sale of The Market at Lake Houston property to AmREIT on February 25, 2011.

                    Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. These affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. During the years ended December 31, 2011, 2010 and 2009, we did not make any payments to our affiliates for fees and compensation related to our organizational stage of the Partnership.

                    We have no employees or officers. Additionally, certain of our affiliates receive fees and compensation during the operating stage of the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of salary and other overhead costs. The following table summarizes the amount of such compensation paid to our affiliates during the year ended December 31, 2011, 2010 and 2009:

Type of Service	Service Description & Compensation	2011	2010	2009

Asset Management	1% of the net invested capital under management for accounting-related services, investor relations, facilitating the deployment of capital and other services provided by the General Partner in operating the Partnership	$487,339	$617,753	$617,753
Development and Acquisitions	Between 3% and 6% of project costs for services provided by the affiliate in identifying, evaluating, procuring and, if applicable, developing properties (capitalized as part of real estate assets)	-	-	-

Type of Service	Service Description & Compensation	2011	2010	2009

Property Management and Leasing	Property management fees are not to exceed 4% of gross rentals for providing property management, operating, maintenance and other services required to maintain a quality property. Leasing fees are not to exceed 2% of base rent on a lease renewal and 6% of based rent on an initial lease or procuring tenants and negotiating the terms of the tenant leases.	305,644	338,487	368,995

Additional Services	Financing coordination fee equal to 1% of the loan proceeds for procuring debt financing for Partnership	-	-	-

Brokerage	Brokerage fees are not to exceed 6% of the sales price for the sale of the property to an unaffiliated thirty party	-	-	-

Administration Costs Reimbursements	These costs represent actual expenses incurred by the General Partner in connection with its provision of administrative services, including personnel costs	408,271	437,473	459,408

	Total	$1,201,254	$1,393,713	$1,446,156

                    In addition to the above fees paid by us, the non-consolidated entities in which we own an investment paid property management, leasing, development, and construction management fees of $1.4 million, $1.2 million, and $1.2 million to one of our affiliated entities during the years ended December 31, 2011, 2010 and 2009, respectively. Our Casa Linda property paid a total of $6.2 million in construction costs to an affiliated entity during 2008 and 2009.

11.	COMMITMENTS AND CONTINGENCIES

                    Litigation - We are involved in various matters of litigation arising in the normal course of business; however, we believe that we maintain comprehensive, general liability and extended insurance coverage as deemed necessary with respect to our properties. Except as further discussed below, we believe that no estimate of loss or range of loss, if any, can be made at this time for such matters; however, our management, based in part upon consultation with legal counsel, is of the opinion that, when such litigation is resolved, any liability in excess of amounts covered by insurance or already included in our consolidated financial statements, if any, will not have a material effect on our consolidated financial statements.

                    Environmental matters - In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. In particular, we are subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We have not been notified by any governmental authority of any non-compliance, liability or other claim.

                    In conjunction with our acquisition of the Lantern Lane shopping center in September 2006, we identified an environmental exposure caused by a dry cleaning business that operated on the property prior to our ownership. Our agreement with the seller provided that, if the seller could not provide satisfactory evidence that they performed appropriate remediation, we could reduce our note payable to them by the lesser of the actual costs to remediate or $1.0 million. We subsequently repaid this note and released the seller from their indemnification. Based on the results of an environmental study conducted on the property, we have not recorded a separate liability for this exposure as we believe that the likelihood of a material obligation arising from the exposure is remote. In the event we are required to fund any remediation, such amount would be substantially covered by insurance.

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

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2011

	Initial Cost			Total Cost
Property Description	Building and Improvements	Land	Cost Capitalized Subsequent to Acquisition (Note A)	Building and Improvements	Land	Total	Accumulated Depreciation	Date Acquired	Encumbrances
Westside Plaza	8,631,610	4,750,000	1,377,160	9,999,167	4,759,603	14,758,771	(1,827,821)	9/30/2005	9,907,290
Olmos Creek	9,829,663	4,261,553	(2,656,043)	8,536,261	2,898,912	11,435,173	(2,118,271)	6/30/2006	11,160,620
Lantern Lane	11,386,338	6,308,354	849,673	12,215,019	6,329,346	18,544,365	(3,031,491)	9/29/2006	12,800,000

Total	$29,847,611	$15,319,907	$(429,210)	$30,750,447	$13,987,861	$44,738,309	$(6,977,583)		$33,867,910

Note A - The negative balance for costs capitalized subsequent to acquisition is primarily due to the impairment of Olmos Creek and disposals due to tenant vacancies.

Activity within real estate and accumulated depreciation during the three years in the period ended December 31, 2011 is as follows:

	Cost	Accumulated Depreciation
Balance at December 31, 2008	$66,731,222	$4,917,681
Acquisitions / additions	101,624	-
Disposals	(108,609)	(42,812)
Depreciation expense	-	1,816,496
Balance at December 31, 2009	$66,724,237	$6,691,365
Acquisitions / additions	124,467
Disposals	(137,800)	(118,923)
Depreciation expense		1,799,324
Balance at December 31, 2010	$66,710,904	$8,371,766
Acquisitions / additions	$254,325
Impairment	(2,096,332)	(11,391)
Disposals	(20,130,588)	(2,728,723)
Depreciation expense		1,345,931
Balance at December 31, 2011	$44,738,309	$6,977,583

S-1