Form 10-Q
period 2012-03-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2012-05-14
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

i

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

Offering

Both the issuance and sale of our initial 80 Units pursuant to the terms of a private placement memorandum dated April 19, 2005, and subsequent sale of Units through October 31, 2006 (a total of 2,844 Units).

Partners	Collectively our General Partner and Limited Partners.

PTC/BSQ	PTC/BSQ Holding Company LLC.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three months ended March 31, 2012.

ii

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for Unit data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$11,089	$13,988
Buildings	21,483	29,856
Tenant improvements	774	894
	33,346	44,738
Less accumulated depreciation and amortization	(5,052)	(6,978)
	28,294	37,760

Investment in non-consolidated entities	22,282	22,586
Acquired lease intangibles, net	117	340
Net real estate investments	50,693	60,686

Cash and cash equivalents	1,671	1,815
Tenant and account receivables, net	318	449
Accounts receivable - related party	94	102
Deferred costs, net	624	643
Other assets	808	811
TOTAL ASSETS	$54,208	$64,506

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$22,662	$33,868
Notes payable - related party	5,469	4,982
Accounts payable and other liabilities	380	666
Accounts payable - related party	59	20
Acquired below-market lease intangibles, net	35	49
Security deposits	103	144
TOTAL LIABILITIES	28,708	39,729
Partners’ capital:
General partner	—	—
Limited partners, 2,833 Units outstanding at March 31, 2012 and December 31, 2011	25,500	24,777
TOTAL PARTNERS’ CAPITAL	25,500	24,777

TOTAL LIABILITIES AND CAPITAL	$54,208	$64,506

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per Unit data)
(unaudited)

	Three months ended March 31,
	2012	2011

Revenues:
Rental income from operating leases	$686	$572
Total revenues	686	572

Expenses:
General and administrative	25	14
General and administrative - related party	94	90
Asset management fees - related party	59	154
Property expense	316	175
Property management fees - related party	27	22
Legal and professional	130	68
Depreciation and amortization	273	263
Total operating expenses	924	786

Operating loss	(238)	(214)

Other income (expense):
Interest and other income	37	2
Interest expense	(402)	(402)
Equity in losses from non-consolidated entities	(212)	(330)
Margin tax expense	(5)	(5)
Total other expense	(582)	(735)

Loss before discontinued operations	(820)	(949)

Income from discontinued operations:
Income (loss) from real estate operations	10	(145)
Gain on debt extinguishment	1,533	—
Gain on sale of real estate	—	1,734
Income from discontinued operations	1,543	1,589

Net income, including non-controlling interest	723	640

Net (income) attributable to non-controlling interest	—	(705)
Net income (loss) attributable to partners	$723	$(65)

Weighted average Units outstanding	2,833	2,833
Net loss per Unit	$255.21	$(22.94)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
For the three months ended March 31, 2012
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Total

Balance at December 31, 2011	$—	$24,777	$24,777
Net income attributable to Partners (1)	—	723	723
Balance at March 31, 2012	$—	$25,500	$25,500

(1)

The allocation of net income includes a curative allocation to increase the General Partner capital account by $8 for the three months ended March 31, 2012. The cumulative curative allocation since inception of the Partnership is $363. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2012	2011

Cash flows from operating activities:
Net income, including non-controlling interest	$723	$640
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(1,533)	—
Gain on sale of real estate	—	(1,734)
Equity in losses from non-consolidated entities	212	330
Depreciation and amortization	359	486
Bad debt expense	9	9
Decrease (increase) in tenant and accounts receivables	15	105
Decrease (increase) in accounts receivable - related party	8	(6)
Increase in deferred costs	(100)	(55)
Decrease (increase) in other assets	(9)	178
Decrease in accounts payable and other liabilities	(264)	(746)
Increase in accounts payable - related party	256	215
Decrease in security deposits	(41)	(4)
Net cash used in operating activities	(365)	(582)

Cash flows from investing activities:
Improvements to real estate	(73)	—
Investments in non-consolidated entities	(73)	(137)
Distributions from non-consolidated entities	180	20
Proceeds from property sale	—	4,493
Net cash used in investing activities	34	4,376

Cash flows from financing activities:
Payments on notes payable	(45)	(45)
Proceeds from notes payable - related party	257	—
Loan acquisition costs	(25)	—
Distributions	—	(671)
Distributions to non-controlling interest	—	(1,924)
Net cash provided by (used in) financing activities	187	(2,640)

Net increase (decrease) in cash and cash equivalents	(144)	1,154
Cash and cash equivalents, beginning of period	1,815	2,646
Cash and cash equivalents, end of period	$1,671	$3,800

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$259	$745

Supplemental schedule of noncash investing and financing activities:

Reclassification from accounts payable - related party to notes payable - related party	$230	$130
Reclass from minority interest to accounts payable - related party	$—	$57
Notes payable assumed by buyer in property disposition	$—	$15,675
Property delivered as settlement of debt	$9,628	$—
Construction fees included in accounts payable	$15	$—

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012
(unaudited)

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

          We were formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, non-traded Maryland corporation that has elected to be taxed as a REIT. As of March 31, 2012, our investments included two wholly-owned properties comprising approximately 122,000 square feet of GLA and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,162,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas.

          Our operating period will continue until October 31, 2012 (our scheduled liquidation commencement date); however, our operating period may be extended to October 31, 2014 with the consent of holders of a majority of our Units held by our Limited Partners. During our operating period, our General Partner intends to hold our properties until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. When deciding whether to sell properties during our operating period, our General Partner will consider factors such as potential capital appreciation, cash flow, the availability of other attractive investment opportunities and federal income tax considerations. Our General Partner currently believes that it is not likely that the real estate market will sufficiently recover prior to our scheduled liquidation commencement date of October 2012, and our General Partner is considering extending the operating period. If the determination that extending the operating period is in the best interest of the Limited Partners, our General Partner will seek to obtain majority consent from the Limited Partners; however, there can be no assurance that we will be successful in obtaining majority consent.

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

          Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. The U.S. economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the U.S. and continuing global economic upheaval have kept markets volatile. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient.

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

          AmREIT has agreed to continue to provide financial support to us through and including January 1, 2013 in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management, asset management, development fees and reimbursement of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the $3.7 million notes payable – related party we owe to AmREIT as of March 31, 2012 until a date subsequent to January 1, 2013. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

          We may have liquidity demands based upon our requirement to perform under guarantees of certain of our joint ventures to the extent they are unable to fully satisfy certain guaranteed debts.

          The above steps may not be sufficient to restore our long term viability and we could incur individual setbacks and possible significant losses. Even with the deferral agreements with AmREIT, we still may incur cash shortfalls, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of one or more properties owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties. We continually work to maximize the returns and work for the best interests of our Limited Partners and are examining a range of alternatives, which may include:

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of March 31, 2012, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

          The consolidated financial statements included in this Quarterly Report have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Receivables and Allowance for Uncollectible Accounts

          Tenant and Accounts Receivable, Net - Included in tenant receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries are included in general and administrative expense. As of March 31, 2012 and December 31, 2011, our allowance for uncollectible accounts related to our tenant receivables was $330,000 and $410,000, respectively.

          Accounts Receivable – Related Party - Included in accounts receivable related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their development needs. These cash advances are due upon demand.

Revenue Recognition

          Rental income from operating leases – We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Accrued rents are included in tenant and accounts receivable, net.

Development Properties

          Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable.

Acquired Properties and Acquired Intangibles

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

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the three months ended March 31, 2012 and 2011.

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

Subsequent Events

          Except as otherwise disclosed in this Quarterly Report, we did not have any material subsequent events as of the date of this filing that impacted our consolidated financial statements.

3. REAL ESTATE DISPOSITIONS AND DISCONTINUED OPERATIONS

          Market at Lake Houston - On February 25, 2011, we sold the Market at Lake Houston property to AmREIT, which generated net proceeds of $4.5 million and resulted in a gain of $1.7 million. In conjunction with the sale, we extinguished outstanding debt in the amount of $15.7 million that was secured by the property. This property was owned 60% by the Partnership and 40% by an affiliated fund whose general partner is also a subsidiary of AmREIT. The transaction was completed at fair market value pursuant to an independent appraisal process.

          Olmos Creek - Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. The settlement of the debt resulted in a gain on debt extinguishment of approximately $1.5 million as reported on consolidated statements of operations for the three months ended March 31, 2012.

          These disposed properties have been reflected as discontinued operations in the accompanying consolidated statement of operations. The following is a summary of our income (loss) from discontinued real estate operations for the periods presented below (amounts in thousands):

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Rental income from operating leases	$91	$601
Total revenues	91	601

Expenses:
General and administrative	—	5
Property expense	21	152
Property management fees - related party	3	22
Legal and professional	15	17
Depreciation and amortization	31	217
Total operating expenses	70	413

Operating income	21	188

Other (expense):
Interest expense	—	(317)
Margin tax expense	(11)	(16)
Total other expense	(11)	(333)
Income (loss) from real estate operations	10	(145)
Gain on debt extinguishment	1,533	—
Gain on sale of real estate	—	1,734
Income from discontinued operations	$1,543	$1,589

4. INVESTMENTS IN NON-CONSOLIDATED ENTITIES

          We have investments in five entities through which we own an interest in seven properties which are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows (amounts in thousands):

Investment	Ownership	March 31, 2012	December 31, 2011
5433 Westheimer	57.5%	$3,598	$3,573
Casa Linda	50.0%	3,235	3,439
Woodlake Pointe	30.0%	4,684	4,668
PTC/BSQ	20.0%	10,311	10,477
Woodlake Square	3.0%	454	429
Total		$22,282	$22,586

          5433 Westheimer – We own a 57.5% interest in 5433 Westheimer, LP, which owns an office building with 134,000 square feet of GLA and a 152-room hotel in Houston, Texas. The remaining 42.5% is owned by a third party, joint-venture partner. The property is not consolidated into our financial statements as we and our joint venture partner share equally in decision making rights. Our interest in this property is mortgaged with a $32.9 million, three-year variable-rate loan with a third-party lender. The debt matured unpaid on December 31, 2011. We obtained a temporary extension from the lender through January 31, 2012. On April 10, 2012, 5433 Westheimer, LP sold the 152-room hotel for $28.7 million, and net the proceeds received were used to pay down the loan balance to $3.8 million. 5433 Westheimer, LP will continue to own and operate the office building. The lender has issued 5433 Westheimer, LP a term sheet to extend the remaining debt outstanding through October 31, 2012, subject to various due diligence items. 5433 Westheimer, LP is also working to refinance the remaining debt for a longer term with a new lender. We believe that 5433 Westheimer, LP will be able to obtain such refinancing within that timeframe. We and our joint venture partner are joint and several guarantors of 50% of this debt.

          Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP which owns a multi-tenant retail property located in Dallas, Texas with a combined GLA of 325,000 square feet. The remaining 50% is owned by MIG IV, an affiliate of our General Partner. The property is secured by a seven-year mortgage loan that matures in January 2014. The loan was in the amount of $38.0 million, bears an annual interest rate of 5.48% and is interest-only until maturity.

          Woodlake Pointe - We own a 30% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined GLA of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entities, MIG IV (60%) and ARIC (10%). During November 2011, Woodlake Pointe obtained a $6.7 million construction loan to fund its redevelopment. We have a signed lease with a large national fitness tenant to construct a 45,000 square foot building on the property and are in discussions with another anchor tenant for the existing building. Total costs, including tenant improvements and leasing costs, are expected to approximate the $6.7 million construction loan with completion anticipated later in 2012.

          PTC/BSQ - We own a 20% interest in PTC/BSQ Holding Company LLC, which owns three multi-tenant retail properties located in Plano, Texas with a combined GLA of 460,000 square feet. The remaining 80% is owned by an unaffiliated third party. During the second quarter of 2011, we invested $1.8 million (our funding requirement of 20%) in this holding company in order to acquire the vacant anchor building within the Preston Towne Crossing shopping center. In December 2011, the joint venture refinanced the mortgage loans with a $44.4 million term loan maturing December 27, 2014. The loan has two one-year extension options, provided certain conditions are met. The term loan provides for $7.0 million of capital expenditures, which are currently held in escrow until the construction costs are incurred. The $7.0 million allocates $6.0 million for redevelopment of the recently acquired vacant anchor building within the Preston Towne Crossing shopping center and $1.0 million for improvements to the remaining Preston Towne Crossing shopping center. Redevelopment began in January 2012 and is expected to be completed in the summer of 2012. Total expected redevelopment costs, which include tenant improvements and leasing costs are estimated at $7.0 million.

          Woodlake Square - We own a 3% interest in AmREIT Woodlake Square, LP, which owns a multi-tenant retail property located in Houston, Texas with a combined GLA of 161,000 square feet. The remaining 97% is owned by the third-party institutional partner (90%), ARIC (1%) and by MIG IV (6%), an affiliated AmREIT entity. Our interest in Woodlake Square, also carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. We account for this investment using the equity method given our ability to significantly influence the property’s operations. The joint venture commenced redevelopment of this property in the third quarter of 2010 and was completed in April 2011. As of March 31, 2012, Woodlake Square has incurred approximately $6.5 million in redevelopment costs with a total expected cost of approximately $8.2 million including additional tenant improvements and leasing costs. On February 23, 2012, this entity sold a parcel of land that resulted in a gain of approximately $437,000. Our 3% share of this gain is included in our equity losses in non-consolidated entities on our consolidated statement of operations.

          Combined condensed financial information for our non-consolidated entities (at 100%) is summarized as of and for the three months ended March 31, 2012 and 2011 as follows (amounts in thousands):

	Three months ended March 31,
	2012	2011

Revenue	$5,046	$4,879
Depreciation and amortization	(1,590)	(1,715)
Interest expense	(1,102)	(1,242)
Net loss	(369)	(837)

5. NOTES PAYABLE

          Our outstanding debt as of March 31, 2012 and December 31, 2011 was as follows (amounts in thousands):

Notes payable	March 31, 2012	December 31, 2011
Lantern Lane	$12,800	$12,800
Olmos Creek	—	11,161
Westside Plaza	9,862	9,907
Total	$22,662	$33,868

          Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. As a result, we no longer own this property. We recorded a gain on the extinguishment of debt of $1.5 million during the first quarter of 2012, which represents the amount by which the balance owed under the note payable exceeded the estimated fair value of the property.

          Our Westside Plaza debt is a fixed-rate mortgage loan and our Lantern Lane debt is a variable-rate mortgage loan. Our mortgage loans are secured by our real estate properties and may be prepaid but could be subject to a yield-maintenance premium or prepayment penalty. Our mortgage loans are generally due in monthly installments of interest and principal and our mortgages mature over terms ranging from April 2013 through June 2015. As of March 31, 2012, the weighted-average interest rate on our fixed-rate debt is 6.1%, and the weighted average remaining life of such debt is 3.2 years.

          We also serve as guarantor on debt in the amount of $35.5 million that is the primary obligation of our non-consolidated joint ventures. Included in this amount is $16 million that we guaranteed related to our 5433 Westheimer property. This debt matured unpaid in December 2011. On April 10, 2012, 5433 Westheimer, LP sold the 152-room hotel for $28.7 million, and net the proceeds received were used to pay down the loan balance to $3.8 million. The lender has issued 5433 Westheimer, LP a term sheet to extend the remaining debt outstanding through October 31, 2012, subject to various due diligence items. 5433 Westheimer, LP is also working to refinance the remaining debt for a longer term with a new lender. We believe that 5433 Westheimer, LP will be able to obtain such refinancing within that timeframe. The pay down of the 5433 Westheimer mortgage debt will reduce the total amount of debt that we serve as a guarantor to $21.4 million. The remainder of the debt that we guarantee matures in 2013 and 2014. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

          Notes Payable – Related Party – As of March 31, 2012 and December 31, 2011, our notes payable – related party were $5.5 million and $5.0 million, respectively. Approximately $1.0 million of our notes payable – related party is secured by our investment in the Woodlake Pointe property. The increase in our notes payable – related party represents additional borrowings of $257,000 during the first quarter of 2012 primarily to fund the payment of real estate taxes and $230,000 related to the deferral of payment of fees and interest owed to our General Partner and its affiliates as part of our strategy to manage cash in the near-term. Of the total balance, $1.8 million accrues interest monthly at LIBOR plus a spread of 4.0% with a floor of 7.0%, and the remaining balance accrues interest monthly at LIBOR plus a spread of 3.875%, with a floor of 5.375%.

          Fair Value of Notes Payable – We record our debt instruments based on contractual terms, net of any applicable premium or discount on our consolidated balance sheet. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities. In determining the fair value of our debt instruments, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of notes payable was $23.3 million and $33.1 million at March 31, 2012 and December 31, 2011, respectively.

6. CONCENTRATIONS

          As of March 31, 2012 and December 31, 2011, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, both properties are located in the Houston metropolitan area. These Houston properties represent 100% of our rental income for the three months ended March 31, 2012 and 2011. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base rents generated by our top five tenants during the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three months ended March 31,
Tenant	2012	2011
Trend Mall	$95	$—
Rice Food Markets, Inc.	73	73
Fidelity Investments	46	46
Fadis Mediterranean Delight	33	33
Potbelly	30	30
Totals	$277	$182

7. PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

          Distributions - We suspended all distribution payments in July 2009 and do not anticipate reinstating distributions until improvements in the real estate and liquidity markets warrant such payment. If we resume distributions during the operating period of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. During the liquidation stage of the Partnership (scheduled to commence in October 2012, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

8. RELATED PARTY TRANSACTIONS

          Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. These affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us during the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three months ended March 31,
Type of service	2012	2011
Asset management fees	$59	$154
Property management fees	27	22
Leasing costs	15	77
Administrative costs reimbursements	94	90
	$195	$343

          In addition to the above fees incurred by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the three months ended March 31, 2012 and 2011, such fees totaled $490,000 and $231,000, respectively. For more information, see Note 4 regarding investments in non-consolidated entities. On February 25, 2011, we sold the Market at Lake Houston property to AmREIT. For more information, see Note 3 regarding real estate disposition and discontinued operations.

9. COMMITMENTS AND CONTINGENCIES

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

          Certain information presented in this Quarterly Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and the Partnership undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

OVERVIEW

          We are a Texas limited partnership formed to acquire, develop and operate, directly or indirectly through joint venture arrangements, commercial real estate consisting primarily of single-tenant and multi-tenant retail properties. Our Units are not currently listed on a securities exchange, and there currently is no established public trading market for our Units. We do not intend to list our Units on a securities exchange in the future.

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

          Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. As a result, we no longer own this property. We recorded a gain on the extinguishment of debt of $1.5 million during the first quarter of 2012, which represents the amount by which the balance owed under the note payable exceeds the estimated fair value of the property.

          As of March 31, 2012, our investments include two wholly-owned properties comprising approximately 122,000 square feet of GLA and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,162,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the three months ended March 31, 2012 and 2011. As of March 31, 2012, our properties had an average occupancy rate of approximately 74%, and the average debt leverage ratio of the properties in which we have an investment interest was approximately 41%, with 60% of such debt carrying a fixed rate of interest.

RESULTS OF OPERATIONS

          Below is a discussion of our results of operations for the three months ended March 31, 2012 as compared to the same period in 2011. For purposes of comparing our results for the period presented below, the operating results from the Market of Lake Houston and Olmos Creek have been presented separately as discontinued operations.

Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011

          Revenue. Revenue increased approximately $114,000 during the three months ended March 31, 2012 as compared to the same period in 2011 ($686,000 in 2012 versus $572,000 in 2011). The increase is primarily attributable to the DSW vacancy at Westside Plaza that was leased to a new tenant after the first quarter of 2011.

          Asset Management Fees – related party. Asset management fees – related party decreased approximately $95,000 during the three months ended March 31, 2012 as compared to the same period in 2011 ($59,000 in 2012 versus $154,000 in 2011). Our asset management fees are calculated based upon the net value of our assets, which has decreased between the 2011 and the 2012 periods.

          Property Expense. Property expense increased approximately $141,000 for the three months March 31, 2012 as compared to 2011 ($316,000 in 2012 versus $175,000 in 2011). This increase was primarily due to non-reimbursable repairs and maintenance at our Lantern Lane property that occurred during the first quarter of 2012.

          Legal and Professional. Legal and professional expense increased approximately $62,000 for the three months March 31, 2012 as compared to 2011 ($130,000 in 2012 versus $68,000 in 2011). This increase was primarily due to increased expenses related to our Lantern Lane property related to continued lease-up and environmental monitoring expenses for the property.

          Equity in Losses from Non-Consolidated Entities. Equity in losses from non-consolidated entities decreased approximately $118,000 for the three months ended March 31, 2012 as compared to the same period in 2011 (a loss of $212,000 in 2012 versus a loss of $330,000 in 2011). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decreased loss is primarily due to a decrease in interest expense on our PTC/BSQ properties as this mortgage loan was refinanced in December 2011 at a lower rate. Additionally our Woodlake Square property sold of a parcel of land during the first quarter 2012, which resulted in a gain on sale of approximately $437,000. Our portion (3%) of this gain represents approximately $13,000.

          Gain on Sale of Real Estate. During the three months ended March 31, 2011, we recognized a gain of $1.7 million on the sale of the Market at Lake Houston property. We did not recognize a similar gain during the three months ended March 31, 2012. See Note 3 in the Notes to our Consolidated Financial Statements for further discussion on the sale of the Market at Lake Houston property.

          Gain on Debt Extinguishment. During the three months ended March 31, 2012, we recognized a gain of $1.5 million on the extinguishment of debt on our Olmos Creek property. We did not recognize a similar gain during the three months ended March 31, 2011. See Notes 3 and 5 in the Notes to our Consolidated Financial Statements for further discussion on the disposition of our Olmos Creek property.

          Net (Income) Loss Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest of $705,000 for the three months ended March 31, 2011 represents the gain recognized from the sale of the Market at Lake Houston property in February 2011, a portion of which was attributable to non-controlling interest. We did not recognize similar income attributable to non-controlling interest during the three months ended March 31, 2012.

Liquidity and Capital Resources

          As of March 31, 2012 and December 31, 2011, our cash and cash equivalents totaled approximately $1.7 million and approximately $1.8 million, respectively.

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

          AmREIT has agreed to continue to provide financial support to us through and including January 1, 2013 in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management, asset management, development fees and reimbursement of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the $3.7 million notes payable – related party we owe to AmREIT as of March 31, 2012 until a date subsequent to January 1, 2013. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

          We may have liquidity demands based upon our requirement to perform under guarantees of certain of our joint ventures to the extent they are unable to fully satisfy certain guaranteed debts. The $32.9 million mortgage held by our 5433 Westheimer, LP joint venture matured unpaid on December 31, 2011. We obtained a temporary extension from the lender through January 31, 2012. On April 10, 2012, 5433 Westheimer, LP we sold the 152-room hotel for $28.7 million, and net the proceeds received were used to pay down the loan balance to $3.8 million. 5433 Westheimer, LP will continue to own and operate the office building. The lender has issued 5433 Westheimer, LP a term sheet to extend the remaining debt outstanding through October 31, 2012, subject to various due diligence items. 5433 Westheimer, LP is also working to refinance the remaining debt for a longer term with a new lender. We believe that it will be able to obtain such refinancing within that timeframe. We and our joint venture partner are joint and several guarantors of 50% of this debt.

          The above steps may not be sufficient to restore our long term viability and we could incur individual setbacks and possible significant losses. Even with the deferral agreements with AmREIT, we still may incur cash shortfalls, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of one or more properties owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties. We continually work to maximize the returns and work for the best interests of our Limited Partners and are examining a range of alternatives, which may include:

•	postponement of the liquidation date in order to hold and operate the property for a period of time;

•	obtaining additional partner capital through sales/creation of new partnerships and joint ventures;

•	dispositions of certain properties, even if at a loss;

•	delivery of the property to the lender; or

•	a combination of all or certain aspects of the above.

          Based on the foregoing, it is possible that investors may not recover all of their original investment. We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our partners until we enter the liquidation phase. Our General Partner currently believes that the real estate market will not sufficiently recover prior to our scheduled liquidation commencement date of October 2012, and our General Partner is considering extending the operating period. If the determination that extending the operating period is in the best interest of the Limited Partners, our General Partner will seek to obtain majority consent from the Limited Partners; however, there can be no assurance that we will be successful in obtaining majority consent.

Current Market Conditions

          Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. The U.S. economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the U.S. and continuing global economic upheaval have kept markets volatile. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient.

Cash Flow Activities for the Three Months Ended March 31, 2012 and 2011

          Cash flows provided by (used in) operating activities, investing activities and financing activities during the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three months ended March 31,
	2012	2011
Operating activities	$(365)	$(582)
Investing activities	34	4,376
Financing activities	187	(2,640)

          Net cash flows used in operating activities decreased approximately $217,000 during the three months ended March 31, 2012 as compared to the same period in 2011 ($365,000 used in operating activities in 2012 versus $582,000 used in operating activities in 2011). This decrease in operating cash outflows was primarily attributable to an increase in rental income, which was primarily due to the DSW vacancy at Westside Plaza that was leased to a new tenant after the first quarter of 2011 along with a $201,000 difference between the gain on sale of real estate recognized during the first quarter of 2011 and the gain on extinguishment of debt recognized during the first quarter of 2012 partially offset by decreases in accounts payable related to the timing of payments.

          Net cash flows provided by investing activities decreased approximately $4.3 million during the three months ended March 31, 2012 as compared to the same period in 2011 ($34,000 provided by investing activities in 2012 versus $4.4 million provided by investing activities in 2011). This decrease in cash inflows is primarily due to net cash proceeds of $4.5 million received from the sale of The Market at Lake Houston property in February 2011. We did not have any property sales during the 2012 period and therefore received no such proceeds.

          Net cash flows provided by financing activities increased approximately $2.8 million for the three months ended March 31, 2012 as compared to the same period in 2011 ($187,000 provided by financing activities in 2012 versus $2.6 million used in financing activities in 2011). This increase was primarily due to distributions that were made in 2011 related to the sale of Market at Lake Houston ($671,000 which were made to our Limited Partners and $1.9 million that were made to an affiliate that had a 40% non-controlling interest in the property). We had no such distributions in 2012. Also, we received $257,000 in proceeds from our notes payable – related party during the first quarter of 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

          Under the supervision and with the participation of our General Partner’s CEO and CFO, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2012. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

          There has been no change to our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

          We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements.

ITEM 1A.	RISK FACTORS.

          Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.	MINE SAFETY DISCLOSURES.

          Not applicable.

ITEM 5.	OTHER INFORMATION.

          None.

ITEM 6.	EXHIBITS.

          The exhibits listed on the accompanying Exhibit Index are filed, furnished, or incorporated by reference (as stated therein) as part of this Report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: May 14, 2012	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer, and Director

Date: May 14, 2012	By:	/s/ Chad C. Braun
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

Exhibit 10.1

Settlement Agreement by and among AmREIT Olmos Creek, LP, as Borrower, AmREIT Monthly Income and Growth Fund III, Ltd., as Guarantor and Q Olmos Creek Property, LLC, as Lender, dated February 6, 2012 (incorporated herein by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated February 10, 2012).

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer of our General Partner (filed herewith).

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer of our General Partner (filed herewith).

Exhibit 32.1	Chief Executive Officer of our General Partner certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Chief Financial Officer of our General Partner certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Stockholders’ Capital for the three months ended March 31, 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

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