Form 10-K/A
period 2011-12-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2012-05-18
CIK 1330466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Our Annual Report on Form 10-K for the year ended December 31, 2011, initially filed on March 30, 2012 (“Form 10-K”), is revised by this Amendment No. 1 on Form 10-K/A to our Form 10-K (“Amendment No. 1”) solely to furnish a complete Interactive Data File furnished as Exhibit 101 to the Form 10-K, as required by Rule 405 of Regulation S-T. In the previously-furnished Interactive Data File, Financial Statement Schedule III – Consolidated Real Estate Owned and Accumulated Depreciation was not included in the Interactive Data File.

Except as described above, no other revisions are being made to the Form 10-K. This Amendment No. 1 does not update or modify the disclosure contained in the Form 10-K in any way other than as required to reflect the exhibit discussed above and does not reflect events occurring after the March 30, 2012 filing of the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

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

The following exhibits are filed as part of or incorporated by reference in this Annual Report on Form 10-K:

		Incorporated by Reference or Previously Filed or Furnished
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund III, Ltd., dated April 19, 2005.	10-SB	3.1	4/30/2007
3.2	Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund III, Ltd., dated April 19, 2005, between AmREIT Monthly Income & Growth III Corporation and AmREIT, the initial limited partner.	10-SB	3.2	4/30/2007
10.1	Fixed Rate Note (A Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.	10-SB	10.1	4/30/2007
10.2	Fixed Rate Note (B Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.	10-SB	10.2	4/30/2007
10.3	Loan Assumption and Substitution Agreement, dated September 30, 2005, among AmREIT Westside Plaza, LP, AmREIT Monthly Income & Growth Fund III, Ltd., AmREIT, Shafer Plaza I, Ltd., Steven G. Shafer, Wells Fargo Bank, N.A., and CBA-Mezzanine Capital Finance, LLC.	10-SB	10.3	4/30/2007
10.4	Second Amended and Restated Property Management and Leasing Agreement, dated December 28, 2005, between AmREIT Westside Plaza, LP and AmREIT Realty Investment Corporation.	10-SB	10.4	4/30/2007
10.5	Management and Leasing Agreement, dated November 22, 2005, between AmREIT Lake Houston, LP and AmREIT Realty Investment Corporation.	10-SB	10.5	4/30/2007
10.6	Promissory Note, dated December 12, 2005, between AmREIT Lake Houston, LP and Morgan Stanley Mortgage Capital, Inc.	10-SB	10.6	4/30/2007

10.7	Commercial Property Management and Leasing Agreement, dated March 30, 2006, between 5433 Westheimer, LP and Songy Partners Limited.	10-SB	10.7	4/30/2007
10.8	Promissory Note, dated September 28, 2006, between AmREIT Lantern Lane, LP and Differential Development — 1994, Ltd.	10-SB	10.8	4/30/2007
10.9	Management and Leasing Agreement, dated September 28, 2006, between AmREIT Lantern Lane, LP and AmREIT Realty Investment Corporation.	10-SB	10.9	4/30/2007
10.10	Promissory Note, dated December 8, 2006, between AmREIT Casa Linda, LP and Morgan Stanley Mortgage Capital, Inc.	10-SB	10.10	4/30/2007
10.11	Secured Promissory Note, dated September 29, 2006, between AmREIT Olmos Creek, LP and NLI Commercial Mortgage Fund, LLC.	10-SB	10.11	4/30/2007
10.13	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Preston Towne Crossing, LP and AmREIT Realty Investment Corporation.	10-SB	10.13	4/30/2007
10.14	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Berkeley, LP and AmREIT Realty Investment Corporation.	10-SB	10.14	4/30/2007
10.15	Loan Assumption Agreement, dated December 7, 2006, among Berkeley Center, Ltd., William L. Hutchinson, AmREIT SSPF Berkeley, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.	10-SB	10.15	4/30/2007
10.16	Loan Assumption Agreement, dated December 7, 2006, among PTC Dunhill Holdings, Ltd., William L. Hutchinson, AmREIT SSPF Preston Towne Crossing, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.	10-SB	10.16	4/30/2007
10.17	Real Estate Sales Contract, effective as of January 14, 2011, between AmREIT Lake Houston, L.P., and AmREIT Realty Investment Corporation.	10-K	10.17	3/31/2011
10.18	Term Loan Agreement effective October 7, 2011between AmREIT Lantern Lane, LP and U.S. Bank National Association.	8-K	10.1	10/12/2011

10.19	Settlement Agreement effective February 6, 2012 between AmREIT Monthly Income and Growth Fund III, Ltd. and Q Olmos Creek Property, LLC.	8-K	10.1	2/10/2012
31.1+	Certification of H. Kerr Taylor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.1	3/30/2012
31.2+	Certification of Chad C. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.2	3/30/2012
32.1+	Certification of H. Kerr Taylor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	3/30/2012
32.2+	Certification of Chad C. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	3/30/2012
101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Taxonomy Extension Schema Document				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X

+	These exhibits were previously furnished with the Company’s Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 30, 2012.

*	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (v) the Notes to the Consolidated Financial Statements and (vi) Financial Statement Schedule III.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III Corporation, its General Partner
Date: May 18, 2012

	By:	/s/ H. Kerr Taylor
H. Kerr Taylor President, Chief Executive Officer, and Director

- 5 -