Form 10-Q
period 2012-06-30
AmREIT Monthly Income & Growth Fund III Ltd
filed 2012-08-13
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

ABBREVIATION	DEFINITION

AmREIT	AmREIT, Inc., a Maryland corporation and parent of our General Partner.

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of AmREIT.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Exchange Act	Securities Exchange Act of 1934, as amended.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth III Corporation, a subsidiary of AmREIT, Inc.

GLA	Gross leasable area.

LIBOR	London interbank offered rate.

Limited Partners	Owners / holders of our Units.

MIG IV	AmREIT Monthly Income & Growth Fund IV, L.P., an affiliated entity.

Offering

Both the issuance and sale of our initial 80 Units pursuant to the terms of a private placement memorandum dated April 19, 2005, and subsequent sale of Units through October 31, 2006 (a total of 2,844 Units).

Partners	Collectively our General Partner and Limited Partners.

PTC/BSQ	PTC/BSQ Holding Company LLC.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three and six months ended June 30, 2012.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for Unit data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$11,089	$13,988
Buildings	21,483	29,856
Tenant improvements	985	894
	33,557	44,738
Less accumulated depreciation and amortization	(5,278)	(6,978)
	28,279	37,760

Investment in non-consolidated entities	21,600	22,586
Acquired lease intangibles, net	87	340
Net real estate investments	49,966	60,686

Cash and cash equivalents	1,624	1,815
Tenant and account receivables, net	374	449
Accounts receivable - related party	209	102
Deferred costs, net	657	643
Other assets	849	811
TOTAL ASSETS	$53,679	$64,506

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$22,633	$33,868
Notes payable - related party	5,778	4,982
Accounts payable and other liabilities	545	666
Accounts payable - related party	164	20
Acquired below-market lease intangibles, net	25	49
Security deposits	123	144
TOTAL LIABILITIES	29,268	39,729
Partners’ capital:
General partner	—	—
Limited partners, 2,833 Units outstanding at
June 30, 2012 and December 31, 2011	24,411	24,777
TOTAL PARTNERS’ CAPITAL	24,411	24,777

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$53,679	$64,506

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2012 and 2011
(in thousands, except for per Unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues:
Rental income from operating leases	$714	$748	$1,400	$1,320
Total revenues	714	748	1,400	1,320

Expenses:
General and administrative	36	33	61	47
General and administrative - related party	90	75	184	165
Asset management fees - related party	58	111	117	265
Property expense	227	230	543	405
Property management fees - related party	26	23	53	45
Legal and professional	71	180	201	248
Depreciation and amortization	280	264	553	527
Total operating expenses	788	916	1,712	1,702

Operating loss	(74)	(168)	(312)	(382)

Other income (expense):
Interest and other income	1	1	38	3
Interest expense	(410)	(406)	(812)	(808)
Equity in losses from non-consolidated entities	(602)	(263)	(814)	(593)
Margin tax expense	(4)	(3)	(9)	(8)
Total other expense	(1,015)	(671)	(1,597)	(1,406)

Loss before discontinued operations	(1,089)	(839)	(1,909)	(1,788)

Income (loss) from discontinued operations:
Income (loss) from real estate operations	—	(95)	10	(240)
Gain on debt extinguishment	—	—	1,533	—
Gain on sale of real estate	—	—	—	1,734
Income (loss) from discontinued operations	—	(95)	1,543	1,494

Net loss, including non-controlling interest	(1,089)	(934)	(366)	(294)

Net (income) loss attributable to non-controlling interest	—	28	—	(677)
Net (loss) attributable to partners	$(1,089)	$(906)	$(366)	$(971)

Weighted average Units outstanding	2,833	2,833	2,833	2,833
Net loss per Unit	$(384.40)	$(319.80)	$(129.19)	$(342.75)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the six months ended June 30, 2012
(in thousands)
(unaudited)

	Partners’ Capital

	General Partner	Limited Partners	Total

Balance at December 31, 2011	$—	$24,777	$24,777
Net loss attributable to Partners (1)	—	(366)	(366)
Balance at June 30, 2012	$—	$24,411	$24,411

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $4 for the six months ended June 30, 2012. The cumulative curative allocation since inception of the Partnership is $374. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss, including non-controlling interest	$(366)	$(294)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(1,533)	—
Gain on sale of real estate	—	(1,734)
Equity in losses from non-consolidated entities	814	593
Depreciation and amortization	692	863
Bad debt expense	8	10
Increase in tenant and accounts receivables	(40)	(97)
Decrease (increase) in accounts receivable - related party	(127)	65
Increase in deferred costs	(201)	(98)
Decrease (increase) in other assets	(50)	91
Decrease in accounts payable and other liabilities	(99)	(514)
Increase in accounts payable - related party	574	400
Decrease in security deposits	(21)	(3)
Net cash used in operating activities	(349)	(718)

Cash flows from investing activities:
Improvements to real estate	(284)	(22)
Investments in non-consolidated entities	(73)	(1,825)
Distributions from non-consolidated entities	280	125
Proceeds from property sale	—	4,493
Net cash (used in) provided by investing activities	(77)	2,771

Cash flows from financing activities:
Payments on notes payable	(74)	(87)
Proceeds from notes payable - related party	353	—
Loan acquisition costs	(44)	—
Distributions	—	(671)
Distributions to non-controlling interest	—	(1,924)
Net cash provided by (used in) financing activities	235	(2,682)

Net decrease in cash and cash equivalents	(191)	(629)
Cash and cash equivalents, beginning of period	1,815	2,646
Cash and cash equivalents, end of period	$1,624	$2,017

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$461	$1,203
Cash paid during the period for taxes	$91	$57

Supplemental schedule of noncash investing and financing activities:

Reclassification from accounts payable - related party to notes payable - related party	$443	$312
Reclass from non-controlling interest to accounts payable - related party	$—	$29

Notes payable assumed by buyer in property disposition	$—	$15,675

Property delivered as settlement of debt	$9,628	$—

Construction fees included in accounts payable	$35	$—

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012
(unaudited)

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

          We were formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, publicly-traded Maryland corporation that has elected to be taxed as a REIT. As of June 30, 2012, our investments included two wholly-owned properties comprising approximately 127,000 square feet of GLA and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,159,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas.

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

          Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. The United States economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the United States and continuing global economic upheaval have kept markets volatile. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient.

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

          AmREIT has agreed to continue to provide financial support to us through and including January 1, 2013 in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management, asset management, development fees and reimbursement of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the $4.0 million notes payable – related party we owe to AmREIT as of June 30, 2012 until a date subsequent to January 1, 2013. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of June 30, 2012, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Receivables and Allowance for Uncollectible Accounts

          Tenant and Accounts Receivable, Net - Included in tenant receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries are included in general and administrative expense. As of June 30, 2012 and December 31, 2011, our allowance for uncollectible accounts related to our tenant receivables was $166,000 and $410,000, respectively.

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

Depreciation

          Depreciation is computed using the straight-line method over an estimated useful life of up to 36 years for buildings, up to 11 years for site improvements and over the term of the lease for tenant improvements. We reevaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring.

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the six months ended June 30, 2012 and 2011.

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

          Olmos Creek- Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. The settlement of the debt resulted in a gain on debt extinguishment of approximately $1.5 million as reported on consolidated statements of operations for the six months ended June 30, 2012.

          These disposed properties have been reflected as discontinued operations in the accompanying consolidated statement of operations. The following is a summary of our income (loss) from discontinued real estate operations for the periods presented below (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income from operating leases	$—	$267	$91	$868
Total revenues	—	267	91	868
Expenses:
General and administrative	—	4	—	9
Property expense	—	66	21	218
Property management fees - related party	—	10	3	32
Legal and professional	—	3	15	20
Depreciation and amortization	—	105	31	322
Total operating expenses	—	188	70	601
Operating income	—	79	21	267
Other (expense):
Interest expense	—	(175)	—	(492)
Margin tax expense	—	1	(11)	(15)
Total other expense	—	(174)	(11)	(507)
Income (loss) from real estate operations	—	(95)	10	(240)
Gain on debt extinguishment	—	—	1,533	—
Gain on sale of real estate	—	—	—	1,734
Income (loss) from discontinued operations	$—	$(95)	$1,543	$1,494

4. INVESTMENTS IN NON-CONSOLIDATED ENTITIES

          We have investments in five entities through which we own an interest in seven properties which are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows (amounts in thousands):

Investment	Ownership	June 30, 2012	December 31, 2011
5433 Westheimer	57.5%	$3,251	$3,573
Casa Linda	50.0%	3,019	3,439
Woodlake Pointe	30.0%	4,652	4,668
PTC/BSQ	20.0%	10,226	10,477
Woodlake Square	3.0%	452	429
Total		$21,600	$22,586

          5433 Westheimer – We own a 57.5% interest in 5433 Westheimer, LP, which owns an office building with 134,000 square feet of GLA and a 152-room hotel in Houston, Texas. The remaining 42.5% is owned by a third party, joint-venture partner. The property is not consolidated into our financial statements as we and our joint venture partner share equally in decision making rights. The debt securing the 5433 Westheimer property matured unpaid in December 2011. On April 10, 2012, 5433 Westheimer, LP sold the 152-room hotel for $28.7 million, and net the proceeds received were used to pay down the loan balance to $3.8 million. 5433 Westheimer, LP will continue to own and operate the office building. The lender has extended the remaining debt outstanding through October 31, 2012. 5433 Westheimer, LP is also working to refinance the remaining debt for a longer term with a new lender. We believe that 5433 Westheimer, LP will be able to obtain such refinancing within that timeframe. We and our joint venture partner are joint and several guarantors of 50% of this debt.

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

          Woodlake Pointe - We own a 30% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined GLA of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entities, MIG IV (60%) and ARIC (10%). During November 2011, Woodlake Pointe obtained a $6.7 million construction loan to fund its redevelopment. We have a signed lease with a large national fitness tenant to construct a 45,000 square foot building on the property and are in discussions with another anchor tenant for the existing building. As of June 30, 2012, Woodlake Pointe has incurred approximately $2.5 million in redevelopment costs with a total expected cost of approximately $6.7 million including tenant improvements and leasing costs with completion anticipated later in 2012.

          PTC/BSQ - We own a 20% interest in PTC/BSQ Holding Company LLC, which owns three multi-tenant retail properties located in Plano, Texas with a combined GLA of 460,000 square feet. The remaining 80% is owned by an unaffiliated third party. During the second quarter of 2011, we invested $1.8 million (our funding requirement of 20%) in this holding company in order to acquire the vacant anchor building within the Preston Towne Crossing shopping center. In December 2011, the joint venture refinanced the mortgage loans with a $44.4 million term loan maturing December 27, 2014. The loan has two one-year extension options, provided certain conditions are met. The term loan provides for $7.0 million of capital expenditures, which are currently held in escrow until the construction costs are incurred. The $7.0 million allocates $6.0 million for redevelopment of the recently acquired vacant anchor building within the Preston Towne Crossing shopping center and $1.0 million for improvements to the remaining Preston Towne Crossing shopping center. Redevelopment began in January 2012 and is expected to be completed in the summer of 2012. As of June 30, 2012, approximately $4.6 million in redevelopment costs have been incurred with a total expected cost of $7.0 million including tenant improvements and leasing costs.

          Woodlake Square - We own a 3% interest in AmREIT Woodlake Square, LP, which owns a multi-tenant retail property located in Houston, Texas with a combined GLA of 161,000 square feet. The remaining 97% is owned by the third-party institutional partner (90%), ARIC (1%) and by MIG IV (6%), an affiliated AmREIT entity. Our interest in Woodlake Square, also carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. We account for this investment using the equity method given our ability to significantly influence the property’s operations. The joint venture commenced redevelopment of this property in the third quarter of 2010 and was completed in April 2011. As of June 30, 2012, Woodlake Square has incurred approximately $6.5 million in redevelopment costs with a total expected cost of approximately $8.2 million including additional tenant improvements and leasing costs. On February 23, 2012, this entity sold a parcel of land that resulted in a gain of approximately $437,000. Our 3% share of this gain is included in our equity losses in non-consolidated entities on our consolidated statement of operations.

          Combined condensed financial information for our non-consolidated entities (at 100%) is summarized as of and for the three and six months ended June 30, 2012 and 2011 as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue	$3,377	$5,261	$8,423	$10,684
Depreciation and amortization	(1,349)	(1,797)	(2,939)	(3,626)
Interest expense	(1,134)	(1,563)	(2,236)	(3,093)
Net loss	(1,134)	(934)	(1,503)	(1,919)

5. NOTES PAYABLE

          Our outstanding debt as of June 30, 2012 and December 31, 2011 was as follows (amounts in thousands):

Notes payable	June 30, 2012	December 31, 2011
Lantern Lane	$12,800	$12,800
Olmos Creek	—	11,161
Westside Plaza	9,833	9,907
Total	$22,633	$33,868

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

          Our Westside Plaza debt is a fixed-rate mortgage loan and our Lantern Lane debt is a variable-rate mortgage loan. We are currently in negotiations with the lender to refinance our Westside Plaza debt. Our mortgage loans are secured by our real estate properties and may be prepaid but could be subject to a yield-maintenance premium or prepayment penalty. Our mortgage loans are generally due in monthly installments of interest and principal and our mortgages mature over terms ranging from April 2013 through June 2015. As of June 30, 2012, the weighted-average interest rate on our fixed-rate debt is 6.1%, and the weighted average remaining life of such debt is 2.9 years.

          We also serve as guarantor on debt in the amount of $21.4 million that is the primary obligation of our non-consolidated joint ventures. Included in this amount is $1.9 million that we guaranteed related to our 5433 Westheimer property. The debt securing the 5433 Westheimer property matured unpaid in December 2011. On April 10, 2012, 5433 Westheimer, LP sold the 152-room hotel for $28.7 million, and net the proceeds received were used to pay down the loan balance to $3.8 million. The lender has extended the remaining debt outstanding through October 31, 2012. 5433 Westheimer, LP is also working to refinance the remaining debt for a longer term with a new lender. We believe that 5433 Westheimer, LP will be able to obtain such refinancing within that timeframe. The remainder of the debt that we guarantee matures in 2013 and 2014. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

          Notes Payable – Related Party – As of June 30, 2012 and December 31, 2011, our notes payable – related party were $5.8 million and $5.0 million, respectively. Approximately $1.0 million of our notes payable – related party is secured by our investment in the Woodlake Pointe property. The increase in our notes payable – related party represents additional borrowings of $257,000 during the first quarter of 2012 primarily to fund the payment of real estate taxes and $230,000 related to the deferral of payment of fees and interest owed to our General Partner and its affiliates as part of our strategy to manage cash in the near-term. Of the total balance, $1.8 million accrues interest monthly at LIBOR plus a spread of 4.0% with a floor of 7.0%, and the remaining balance accrues interest monthly at LIBOR plus a spread of 3.875%, with a floor of 5.375%.

          Fair Value of Notes Payable – We record our debt instruments based on contractual terms, net of any applicable premium or discount on our consolidated balance sheet. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities. In determining the fair value of our debt instruments, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of notes payable was $23.0 million and $33.1 million at June 30, 2012 and December 31, 2011, respectively.

6. CONCENTRATIONS

          As of June 30, 2012 and December 31, 2011, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, both properties are located in the Houston metropolitan area. These Houston properties represent 100% of our rental income for the six months ended June 30, 2012 and 2011. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base rents generated by our top five tenants during the three months and six months ended June 30, 2012 and 2011 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Tenant	2012	2011	2012	2011
Trend Mall	$95	$27	$190	$27
Rice Food Markets, Inc.	73	73	146	146
Fidelity Investments	46	46	93	93
Fadis Mediterranean Delight	36	33	69	65
Potbelly	30	30	61	61
Totals	$280	$209	$559	$392

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

8. RELATED PARTY TRANSACTIONS

          Certain of our affiliates receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us during the three months and six months ended June 30, 2012 and 2011 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
Type of service	2012	2011	2012	2011
Asset management fees	$58	$111	$117	$265
Property management fees	26	23	53	45
Leasing costs	91	40	102	93
Administrative costs reimbursements	90	75	184	165
	$265	$249	$456	$568

          In addition to the above fees incurred by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the six months ended June 30, 2012 and 2011, such fees totaled $677,000 and $473,000, respectively. For more information, see Note 4 regarding investments in non-consolidated entities. On February 25, 2011, we sold the Market at Lake Houston property to AmREIT. For more information, see Note 3 regarding real estate dispositions and discontinued operations.

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

          Our General Partner is a Texas corporation and wholly-owned subsidiary of AmREIT, an SEC reporting, publicly-traded Maryland corporation that has elected to be taxed as a REIT. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of the properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under our limited partnership agreement.

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

          As of June 30, 2012, our investments include two wholly-owned properties comprising approximately 127,000 square feet of GLA and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,159,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas. Substantially all of our revenue is derived from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the six months ended June 30, 2012 and 2011. As of June 30, 2012, our properties had an average occupancy rate of approximately 76%, and the average debt leverage ratio of the properties in which we have an investment interest was approximately 39%, with 74% of such debt carrying a fixed rate of interest.

          On April 10, 2012, 5433 Westheimer, LP, an investment accounted for under the equity method, sold the 152-room hotel for $28.7 million, and the net proceeds were used to pay down the loan balance to $3.8 million as discussed in Note 4 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

          Below is a discussion of our results of operations for the three and six months ended June 30, 2012 as compared to the same period in 2011. For purposes of comparing our results for the period presented below, the operating results from the Market of Lake Houston and Olmos Creek have been presented separately as discontinued operations.

Three Months Ended June 30, 2012 versus Three Months Ended June 30, 2011

          Revenue. Revenue remained approximately the same during the three months ended June 30, 2012 as compared to the same period in 2011 ($714,000 in 2012 versus $748,000 in 2011).

          Asset Management Fees – related party. Asset management fees – related party decreased approximately $53,000 during the three months ended June 30, 2012 as compared to the same period in 2011 ($58,000 in 2012 versus $111,000 in 2011). Our asset management fees are calculated based upon the net value of our assets, which has decreased between the 2011 and the 2012 periods.

          Legal and Professional. Legal and professional expense decreased approximately $109,000 for the three months June 30, 2012 as compared to the same period in 2011 ($71,000 in 2012 versus $180,000 in 2011). This decrease was due to a non-recurring audit of one of our non-consolidated entities during the second quarter of 2011.

          Equity in Losses from Non-Consolidated Entities. Equity in losses from non-consolidated entities increased approximately $265,000 for the three months ended June 30, 2012 as compared to the same period in 2011 (a loss of $528,000 in 2012 versus a loss of $263,000 in 2011). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is primarily due to the loss that 5433 Westheimer, LP incurred as a result of the sale of the 152-room hotel, as discussed in Note 4 of the Notes to Consolidated Financial Statements.

          Net (Income) Loss Attributable to Non-Controlling Interest. Net loss attributable to non-controlling interest of $28,000 for the three months ended June 30, 2011 represents the gain recognized from the sale of the Market at Lake Houston property in February 2011, a portion of which was attributable to non-controlling interest. We did not recognize similar income attributable to non-controlling interest during the three months ended June 30, 2012.

Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011

          Revenue. Revenue increased approximately $80,000 during the six months ended June 30, 2012 as compared to the same period in 2011 ($1.4 million in 2012 versus $1.3 million in 2011). The increase is primarily attributable to the DSW vacancy at Westside Plaza that was leased to a new tenant after the first quarter of 2011.

          Asset Management Fees – related party. Asset management fees – related party decreased approximately $148,000 during the six months ended June 30, 2012 as compared to the same period in 2011 ($117,000 in 2012 versus $265,000 in 2011). Our asset management fees are calculated based upon the net value of our assets, which has decreased between the 2011 and the 2012 periods.

          Property Expense. Property expense increased approximately $138,000 for the six months March 31, 2012 as compared to 2011 ($543,000 in 2012 versus $405,000 in 2011). This increase was primarily due to non-reimbursable repairs and maintenance at our Lantern Lane property that occurred during the first quarter of 2012.

          Legal and Professional. Legal and professional expense decreased approximately $47,000 for the six months June 30, 2012 as compared to 2011 ($201,000 in 2012 versus $248,000 in 2011). This decrease was due to a non-recurring audit of one of our non-consolidated entities during the second quarter of 2011, offset by increased expenses related to our Lantern Lane property during 2012 resulting from continued lease-up and environmental monitoring expenses for the property.

          Equity in Losses from Non-Consolidated Entities. Equity in losses from non-consolidated entities increased approximately $147,000 for the six months ended June 30, 2012 as compared to the same period in 2011 (a loss of $740,000 in 2012 versus a loss of $593,000 in 2011). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is primarily due to the loss that 5433 Westheimer, LP incurred as a result of the sale of the 152-room hotel, as discussed in Note 4 of the Notes to Consolidated Financial Statements.

          Gain on Sale of Real Estate. During the six months ended June 30, 2011, we recognized a gain of $1.7 million on the sale of the Market at Lake Houston property. We did not recognize a similar gain during the six months ended June 30, 2012. See Note 3 in the Notes to our Consolidated Financial Statements for further discussion on the sale of the Market at Lake Houston property.

          Gain on Debt Extinguishment. During the six months ended June 30, 2012, we recognized a gain of $1.5 million on the extinguishment of debt on our Olmos Creek property. We did not recognize a similar gain during the six months ended June 30, 2011. See Notes 3 and 5 in the Notes to our Consolidated Financial Statements for further discussion on the disposition of our Olmos Creek property.

          Net (Income) Loss Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest of $677,000 for the six months ended June 30, 2011 represents the gain recognized from the sale of the Market at Lake Houston property in February 2011, a portion of which was attributable to non-controlling interest. We did not recognize similar income attributable to non-controlling interest during the six months ended June 30, 2012.

Liquidity and Capital Resources

          Cash and cash equivalents are our primary sources of liquidity. As of June 30, 2012 and December 31, 2011, our cash and cash equivalents totaled approximately $1.6 million and approximately $1.8 million, respectively.

          Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements, capital expenditures and, potentially, acquisitions. We anticipate that our primary long-term liquidity requirements will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions and other significant capital expenditures for our existing portfolio of properties and acquiring new assets compatible with our investment strategy, subject to the availability of attractive properties and our ability to consummate acquisitions on satisfactory terms.

          We face significant liquidity challenges in implementing our investment strategy on both a short-term and long-term basis. Projected cash sources (including cash on hand) and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2012. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferral of fees paid to our General Partner and its affiliates and (4) sales of certain of our investments in non-consolidated entities.

          AmREIT has agreed to continue to provide financial support to us through and including January 1, 2013 in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management, asset management, development fees and reimbursement of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the $4.0 million notes payable – related party we owe to AmREIT as of June 30, 2012 until a date subsequent to January 1, 2013. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

          We may have liquidity demands based upon our requirement to perform under guarantees of certain of our joint ventures to the extent they are unable to fully satisfy certain guaranteed debts. The debt securing the 5433 Westheimer property matured unpaid in December 2011. On April 10, 2012, 5433 Westheimer, LP we sold the 152-room hotel for $28.7 million, and net the proceeds received were used to pay down the loan balance to $3.8 million. 5433 Westheimer, LP will continue to own and operate the office building. The lender has extended the remaining debt outstanding through October 31, 2012. 5433 Westheimer, LP is also working to refinance the remaining debt for a longer term with a new lender. We believe that it will be able to obtain such refinancing within that timeframe. We and our joint venture partner are joint and several guarantors of 50% of this debt.

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

Current Market Conditions

          Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. The United States economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the United States and continuing global economic upheaval have kept markets volatile. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient.

Cash Flow Activities for the Six Months Ended June 30, 2012 and 2011

          Cash flows provided by (used in) operating activities, investing activities and financing activities during the six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Six months ended June 30,
	2012	2011
Operating activities	$(349)	$(718)
Investing activities	(77)	2,771
Financing activities	235	(2,682)

          Net cash flows used in operating activities decreased approximately $369,000 during the six months ended June 30, 2012 as compared to the same period in 2011 ($349,000 used in operating activities in 2012 versus $718,000 used in operating activities in 2011). This decrease in operating cash outflows was primarily attributable to an increase in rental income, which was primarily due to the DSW vacancy at Westside Plaza that was leased to a new tenant after the first quarter of 2011, along with a $201,000 difference between the gain on sale of real estate recognized during the first quarter of 2011 and the gain on extinguishment of debt recognized during the first quarter of 2012 partially offset by decreases in accounts payable related to the timing of payments.

          Net cash flows provided by investing activities decreased approximately $2.8 million during the six months ended June 30, 2012 as compared to the same period in 2011 ($77,000 used in investing activities in 2012 versus $2.8 million provided by investing activities in 2011). This decrease in cash inflows is primarily due to net cash proceeds of $4.5 million received from the sale of The Market at Lake Houston property in February 2011. We did not have any property sales during the 2012 period and therefore received no such proceeds. The sales proceeds were offset by the $1.8 million investment into the PTC/BSQ Holding Company LLC that was made during the second quarter of 2011.

          Net cash flows provided by financing activities increased approximately $2.9 million for the six months ended June 30, 2012 as compared to the same period in 2011 ($235,000 provided by financing activities in 2012 versus $2.7 million used in financing activities in 2011). This increase was primarily due to distributions that were made in 2011 related to the sale of Market at Lake Houston ($671,000 which were made to our Limited Partners and $1.9 million that were made to an affiliate that had a 40% non-controlling interest in the property). We had no such distributions in 2012. Also, we received $353,000 in proceeds from our notes payable – related party during 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

          Under the supervision and with the participation of our General Partner’s CEO and CFO, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2012. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

          There has been no change to our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: August 13, 2012	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer, and Director

Date: August 13, 2012	By:	/s/ Chad C. Braun
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

Exhibit 31.1	Certification of the Chief Executive Officer of Our General Partner pursuant to Rule 13a-14(a) (filed herewith).

Exhibit 31.2	Certification of the Chief Financial Officer of Our General Partner pursuant to Rule 13a-14(a) (filed herewith).

Exhibit 32.1	Certification of the Chief Executive Officer of Our General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of the Chief Financial Officer of Our General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Stockholders’ Capital for the six months ended June 30, 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

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