Form 10-Q
period 2012-09-30
AmREIT Monthly Income & Growth Fund III Ltd
filed 2012-11-13
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

i
ABBREVIATION	DEFINITION

AmREIT	AmREIT, Inc., a Maryland corporation and parent of our General Partner.

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of AmREIT.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Exchange Act	Securities Exchange Act of 1934, as amended.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth III Corporation, a wholly-owned subsidiary of AmREIT, Inc.

GLA	Gross leasable area.

LIBOR	London interbank offered rate.

Limited Partners	Owners / holders of our Units.

MIG IV	AmREIT Monthly Income & Growth Fund IV, L.P., an affiliated entity.

Offering

Both the issuance and sale of our initial 80 Units pursuant to the terms of a private placement memorandum dated April 19, 2005, and subsequent sale of Units through October 31, 2006 (a total of 2,844 Units).

Partners	Collectively our General Partner and Limited Partners.

PTC/BSQ	PTC/BSQ Holding Company LLC.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three and nine months ended September 30, 2012.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for Unit data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$11,089	$13,988
Buildings	21,483	29,856
Tenant improvements	1,061	894
	33,633	44,738
Less accumulated depreciation and amortization	(5,511)	(6,978)
	28,122	37,760

Investment in non-consolidated entities	21,375	22,586
Acquired lease intangibles, net	58	340
Net real estate investments	49,555	60,686

Cash and cash equivalents	1,868	1,815
Tenant and account receivables, net	369	449
Accounts receivable - related party	295	102
Notes receivable	106	—
Deferred costs, net	646	643
Other assets	734	811
TOTAL ASSETS	$53,573	$64,506

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$22,604	$33,868
Notes payable - related party	6,370	4,982
Accounts payable and other liabilities	677	666
Accounts payable - related party	53	20
Acquired below-market lease intangibles, net	14	49
Security deposits	126	144
TOTAL LIABILITIES	29,844	39,729
Partners’ capital:
General partner	—	—
Limited partners, 2,833 Units outstanding at September 30, 2012 and December 31, 2011, respectively	23,729	24,777
TOTAL PARTNERS’ CAPITAL	23,729	24,777

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$53,573	$64,506

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2012 and 2011
(in thousands, except for per Unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues:
Rental income from operating leases	$812	$732	$2,212	$2,052
Total revenues	812	732	2,212	2,052

Expenses:
General and administrative	50	29	111	76
General and administrative - related party	107	91	291	256
Asset management fees - related party	59	111	176	376
Property expense	168	239	711	644
Property management fees - related party	31	28	84	73
Legal and professional	77	59	278	307
Depreciation and amortization	284	269	837	796
Total operating expenses	776	826	2,488	2,528

Operating income (loss)	36	(94)	(276)	(476)

Other income (expense):
Interest and other income	1	2	39	5
Interest expense	(422)	(410)	(1,234)	(1,218)
Equity in losses from non-consolidated entities	(262)	(360)	(1,076)	(953)
Margin tax expense	(20)	(14)	(29)	(22)
Total other expense	(703)	(782)	(2,300)	(2,188)

Loss before discontinued operations	(667)	(876)	(2,576)	(2,664)

Income (loss) from discontinued operations:
Loss from real estate operations	(15)	(2,165)	(5)	(2,405)
Gain on debt extinguishment	—	—	1,533	—
Gain on sale of real estate	—	—	—	1,734
Income (loss) from discontinued operations	(15)	(2,165)	1,528	(671)

Net loss, including non-controlling interest	(682)	(3,041)	(1,048)	(3,335)

Net (income) loss attributable to non-controlling interest	—	2	—	(675)
Net loss attributable to partners	$(682)	$(3,039)	$(1,048)	$(4,010)

Weighted average Units outstanding	2,833	2,833	2,833	2,833
Net loss per Unit	$(241)	$(1,073)	$(370)	$(1,415)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the nine months ended September 30, 2012
(in thousands)
(unaudited)

	Partners’ Capital

	General Partner	Limited Partners	Total

Balance at December 31, 2011	$—	$24,777	$24,777
Net loss attributable to Partners (1)	—	(1,048)	(1,048)
Balance at September 30, 2012	$—	$23,729	$23,729

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $10 for the nine months ended September 30, 2012. The cumulative curative allocation since inception of the Partnership is $381. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss, including non-controlling interest	$(1,048)	$(3,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	—	2,096
Gain on extinguishment of debt	(1,533)	—
Gain on sale of real estate	—	(1,734)
Equity in losses from non-consolidated entities	1,076	953
Depreciation and amortization	1,030	1,239
Bad debt (recovery) expense	(39)	8
Increase in tenant and accounts receivables	(94)	(89)
Decrease (increase) in accounts receivable - related party	(213)	94
Increase in deferred costs	(267)	(107)
Decrease in other assets	65	63
Increase (decrease) in accounts payable and other liabilities	33	(389)
Increase in accounts payable - related party	870	659
Decrease in security deposits	(18)	(6)
Net cash used in operating activities	(138)	(548)

Cash flows from investing activities:
Improvements to real estate	(360)	(148)
Investments in non-consolidated entities	(73)	(1,842)
Distributions from non-consolidated entities	280	160
Proceeds from property sale	—	4,493
Net cash (used in) provided by investing activities	(153)	2,663

Cash flows from financing activities:
Payments on notes payable	(103)	(130)
Proceeds from notes payable - related party	501	—
Loan acquisition costs	(54)	(30)
Distributions	—	(671)
Distributions to non-controlling interest	—	(1,946)
Net cash provided by (used in) financing activities	344	(2,777)

Net decrease in cash and cash equivalents	53	(662)
Cash and cash equivalents, beginning of period	1,815	2,646
Cash and cash equivalents, end of period	$1,868	$1,984

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$657	$1,728
Cash paid during the period for taxes	$91	$91

Supplemental schedule of noncash investing and financing activities:

Reclassification from accounts payable - related party to notes payable - related party	$887	$638
Reclass from non-controlling interest to accounts payable - related party	$—	$5
Notes payable assumed by buyer in property disposition	$—	$15,675
Property delivered as settlement of debt	$9,628	$—
Reclass fom tenant and accounts receivable to notes receivable	$106	$—
Construction fees included in accounts payable	$72	$—

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

General

          We were formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, publicly-traded Maryland corporation that has elected to be taxed as a REIT. As of September 30, 2012, our investments included two wholly-owned properties comprising approximately 125,000 square feet of GLA and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,162,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas.

          As of the date of this Quarterly Report, our operating period, which ended on October 31, 2012, has expired and we have entered into our liquidation period. However, an orderly liquidation of all of our properties will likely take years for our General Partner to complete and wind up our operations. Because liquidation was not imminent as of September 30, 2012, the financial statements are presented assuming we continue as a going concern.

Economic Conditions and Liquidity

          Over the past several years our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. The United States economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the United States and continuing global economic uncertainty have kept markets volatile. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations have been negatively impacted by these market dynamics.

          We have faced significant liquidity challenges over the last several years and we ultimately agreed to deliver our Olmos Creek property to the lender in February 2012 in satisfaction of that property’s debt. Aside from the Olmos Creek situation, we have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferral of fees paid to and loans from our General Partner and its affiliates, (4) sales of certain of our properties and investments in non-consolidated entities and (5) financings and refinancing of existing properties. Furthermore, AmREIT has agreed to continue to defer payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management fees, asset management fees, development fees and reimbursement of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the $4.5 million notes payable–related party we owe to AmREIT as of September 30, 2012 until a date subsequent to January 1, 2014, if requiring such repayment would prevent the execution of our strategy or present an unnecessary financial hardship. In the event we are able to generate cash flows in the near term, we may elect to repay portions of the notes payable–related party. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so. Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute our strategic plan through a combination of the foregoing liquidity initiatives.

Strategic Plan

          Our General Partner believes that the retail real estate market is likely to remain depressed throughout 2012 and into 2013; however, it is difficult to determine the breadth and duration of the unfavorable financial market conditions and how such conditions may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we have created a strategic plan to maximize value and execute an orderly, but opportunistic liquidation. The components of our strategic plan are as follows:

•

Complete our development and redevelopment projects with a goal to stabilize these projects during the balance of 2012 and 2013. Completing our development and redevelopment projects including their lease-up and stabilization will allow us to maximize the return on these properties upon sale. Our investments in 5433 Westheimer, Woodlake Pointe, Woodlake Square and PTC/BSQ represent our assets currently under development/redevelopment. See Note 4 for further discussion for redevelopment plans at each of these properties.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions in 2013 or 2014. We believe that upon stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our properties, we will generate liquidity that could allow us to re-commence distributions to our Limited Partners.

•

Sell our properties opportunistically, likely beginning in 2014, after the market has had a chance to recover. Once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner has in good faith begun to review market sales opportunities for our operating properties, but believes that retail property valuations continue to be challenged, and, accordingly, that attractive sales opportunities may not exist in the near term. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value, and timing of cash flows. As we have now entered the liquidation period, we will be distributing net proceeds generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

          We believe that our strategic plan maximizes the value of our properties and is in the best interest of our Limited Partners. Given the real estate market conditions and related liquidity challenges, we may not be able to execute our strategic plan, and we could incur individual setbacks and significant losses. Additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient. Even with the above strategic plan and liquidity initiatives, we still may incur cash shortfalls, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of one or more properties owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties. It is possible that investors may not recover all of their original investment.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of September 30, 2012, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Receivables and Allowance for Uncollectible Accounts

          Tenant and Accounts Receivable, Net - Included in tenant receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries are included in general and administrative expense. As of September 30, 2012 and December 31, 2011, our allowance for uncollectible accounts related to our tenant receivables was $120,000 and $410,000, respectively.

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

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the nine months ended September 30, 2012. We performed an impairment test on our Olmos Creek Property (See Note 3) during the three months ended September 30, 2011. We determined that this property was impaired based upon our estimate of its fair value if sold, which was $9.6 million. Accordingly, we recorded an impairment of approximately $2.1 million during the nine months ended September 30, 2011. See also “Fair Value Measurements” below.

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

          Recurring Fair Value Measurements and Financial Instruments - Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivables, accounts receivable – related party, notes receivable, notes payable, notes payable – related party, accounts payable – related party, and accounts payable and other liabilities. The carrying values of all of these financial instruments, except for our notes payable, are representative of the fair values due to the short-term nature of the instruments. See Note 5 for fair value disclosures of our notes payable.

          Non-Recurring Fair Value Measurements, Impairment – As discussed above, we impaired our Olmos Creek property during the third quarter of 2011. We determined the fair value of the property was approximately $9.6 million. We have determined that this non-recurring fair value measurement falls within Level 3 of the fair value hierarchy.

Subsequent Events

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

          Olmos Creek - Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. We assessed the Olmos Creek property for impairment and recorded an impairment of $2.1 million in order to reflect it at its estimated fair value during the third quarter of 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. The settlement of the debt resulted in a gain on debt extinguishment of approximately $1.5 million as reported in income (loss) from discontinued operations on the consolidated statements of operations for the nine months ended September 30, 2012.

          These disposed properties have been reflected as discontinued operations in the accompanying consolidated statement of operations. The following is a summary of our income (loss) from discontinued real estate operations for the periods presented below (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income from operating leases	$—	$270	$91	$1,138
Total revenues	—	270	91	1,138
Expenses:
General and administrative	—	1	—	10
Impairment	—	2,096	—	2,096
Property expense	—	32	21	250
Property management fees - related party	—	10	3	42
Legal and professional	—	3	15	23
Depreciation and amortization	—	106	31	428
Total operating expenses	—	2,248	70	2,849
Operating income	—	(1,978)	21	(1,711)
Other (expense):
Interest expense	—	(176)	—	(668)
Margin tax expense	(15)	(11)	(26)	(26)
Total other expense	(15)	(187)	(26)	(694)
Income (loss) from real estate operations	(15)	(2,165)	(5)	(2,405)
Gain on debt extinguishment	—	—	1,533	—
Gain on sale of real estate	—	—	—	1,734
Income (loss) from discontinued operations	$(15)	$(2,165)	$1,528	$(671)

4. INVESTMENTS IN NON-CONSOLIDATED ENTITIES

          We have investments in five entities through which we own an interest in seven properties that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows (amounts in thousands):

Investment	Ownership	September 30, 2012	December 31, 2011
5433 Westheimer	57.5%	$3,226	$3,573
Casa Linda	50%	2,816	3,439
Woodlake Pointe	30%	4,622	4,668
PTC/BSQ	20%	10,261	10,477
Woodlake Square	3%	450	429
Total		$21,375	$22,586

          5433 Westheimer – We own a 57.5% interest in 5433 Westheimer, LP, which owns an office building with 134,000 square feet of GLA and formerly owned a 152-room hotel in Houston, Texas. The remaining 42.5% is owned by a third party, joint-venture partner. The property is not consolidated into our financial statements as we and our joint venture partner share equally in decision making rights. The debt securing the 5433 Westheimer property matured unpaid in December 2011. On April 10, 2012, 5433 Westheimer, LP sold the 152-room hotel for $28.7 million, and net the proceeds received were used to pay down the loan balance to $3.8 million. 5433 Westheimer, LP continues to own and operate the office building. The lender extended the remaining debt outstanding through October 31, 2012. On October 19, 2012, 5433 Westheimer, LP refinanced this debt with a five-year term loan in the amount of $8.7 million, which includes amounts to be funded in the form of construction draws related to the planned redevelopment at the property. We and our joint venture partner are joint and several guarantors of 25% of this debt. We and our joint venture partner have initiated a redevelopment plan, primarily in the form of building and site improvements that we believe will allow for lease-up of the property at improved rental rates. We expect the redevelopment will cost approximately $4.5 million, which is expected to be entirely funded by the property’s cash flows and construction draws under the loan.

          Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a multi-tenant retail property located in Dallas, Texas with a combined GLA of 325,000 square feet. The remaining 50% is owned by MIG IV, an affiliate of our General Partner. The property is secured by a seven-year mortgage loan that matures in January 2014. The loan is in the amount of $38.0 million, bears an annual interest rate of 5.48% and is interest-only until maturity. During 2012, we and MIG IV initiated a lease-up strategy for the property. We expect that our portion of these costs (50%) to be incurred as part of this strategy is approximately $1.5 million.

          Woodlake Pointe - We own a 30% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined GLA of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entities, MIG IV (60%) and ARIC (10%). During November 2011, Woodlake Pointe obtained a $6.7 million construction loan to fund its redevelopment. We have a signed lease with a large national fitness tenant to construct a 45,000 square foot building on the property and are in discussions with another anchor tenant for the existing building. As of September 30, 2012, Woodlake Pointe had incurred approximately $4.8 million in redevelopment costs with a total expected cost of approximately $6.7 million, including tenant improvements and leasing costs, with completion anticipated later in 2012. Upon completion of the redevelopment, we and our partners will be examining opportunities to sell all of or a portion of this property.

          PTC/BSQ - We own a 20% interest in PTC/BSQ Holding Company LLC, which owns three multi-tenant retail properties located in Plano, Texas with a combined GLA of 460,000 square feet. The remaining 80% is owned by an unaffiliated third party. During the second quarter of 2011, we invested $1.8 million (our funding requirement of 20%) in this holding company in order to acquire the vacant anchor building within the Preston Towne Crossing shopping center. In December 2011, the joint venture refinanced the mortgage loans with a $44.4 million term loan maturing December 27, 2014. The loan has two one-year extension options, provided certain conditions are met. The term loan provides for $7.0 million of capital expenditures, which are held in escrow until the construction costs are incurred. The term loan allocates $6.0 million for redevelopment of the recently acquired vacant anchor building within the Preston Towne Crossing shopping center and $1.0 million for improvements to the remaining portion of the center. Redevelopment began in January 2012 and is expected to be completed in the spring of 2013. As of September 30, 2012, approximately $5.8 million in redevelopment costs have been incurred with a total expected cost of $7.0 million, including tenant improvements and leasing costs.

          Woodlake Square - We own a 3% interest in AmREIT Woodlake Square, LP, which owns a multi-tenant retail property located in Houston, Texas with a combined GLA of 161,000 square feet. The remaining 97% is owned by the third-party institutional partner (90%), ARIC (1%) and by MIG IV ( 6%). Our interest in Woodlake Square also carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. We account for this investment using the equity method given our ability to significantly influence the property’s operations. The joint venture commenced redevelopment of this property in the third quarter of 2010 and completed the redevelopment in April 2011. As of September 30, 2012, Woodlake Square had incurred approximately $6.5 million in redevelopment costs with a total expected cost of approximately $8.3 million, including additional tenant improvements and leasing costs. On February 23, 2012, this entity sold a parcel of land that resulted in a gain of approximately $437,000. Our 3% share of this gain is included in our equity in losses from non-consolidated entities on our consolidated statement of operations.

          Combined condensed financial information for our non-consolidated entities (at 100%) is summarized as of and for the three and nine months ended September 30, 2012 and 2011 as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenue	$3,303	$5,782	$11,726	$16,466
Depreciation and amortization	(1,376)	(1,823)	(4,315)	(5,449)
Interest expense	(970)	(1,522)	(3,206)	(4,615)
Net loss	(468)	(727)	(1,971)	(2,646)

5. NOTES PAYABLE

          Our outstanding debt as of September 30, 2012 and December 31, 2011 was as follows (amounts in thousands):

Notes payable	September 30, 2012	December 31, 2011
Lantern Lane	$12,800	$12,800
Olmos Creek	—	11,161
Westside Plaza	9,804	9,907
Total	$22,604	$33,868

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

          Our Westside Plaza debt is a fixed-rate mortgage loan and our Lantern Lane debt is a variable-rate mortgage loan. We are currently in negotiations with the lenders to refinance our Westside Plaza and Lantern Lane debt. Our mortgage loans are secured by our real estate properties and may be prepaid but could be subject to a yield-maintenance premium or prepayment penalty. Our mortgage loans are generally due in monthly installments of interest and principal and our mortgages mature over terms ranging from April 2013 through June 2015. As of September 30, 2012, the weighted-average interest rate on our fixed-rate debt was 6.1%, and the weighted average remaining life of such debt was 2.7 years.

          We also serve as guarantor on debt in the amount of $21.6 million that is the primary obligation of our non-consolidated joint ventures. Included in this amount is $2.2 million that we guaranteed related to our 5433 Westheimer property. We and our joint venture partner are joint and several guarantors of 25% of this debt. See Note 4. The remainder of the debt that we guarantee matures in 2013 and 2014. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

          Notes Payable – Related Party – As of September 30, 2012 and December 31, 2011, our notes payable – related party were $6.4 million and $5.0 million, respectively. Approximately $1.0 million of our notes payable – related party is secured by our investment in the Woodlake Pointe property. The increase in our notes payable – related party represents additional borrowings of (i) $257,000 during the first quarter of 2012 primarily to fund the payment of real estate taxes, (ii) $244,000 of additional borrowings for working capital needs, (iii) $887,000 related to the deferral of payment of fees and interest owed to our General Partner and its affiliates as part of our strategy to manage cash in the near-term. Of the total balance, $1.8 million accrues interest monthly at LIBOR plus a spread of 4.0% with a floor of 7.0%, and the remaining balance accrues interest monthly at LIBOR plus a spread of 3.875%, with a floor of 5.375%.

          Fair Value of Notes Payable – We record our debt instruments based on contractual terms, net of any applicable premium or discount on our consolidated balance sheet. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities. In determining the fair value of our debt instruments, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of notes payable was $23.1 million and $33.1 million at September 30, 2012 and December 31, 2011, respectively.

6. CONCENTRATIONS

          As of September 30, 2012 and December 31, 2011, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, both properties are located in the Houston metropolitan area. These Houston properties represent 100% of our rental income for the nine months ended September 30, 2012 and 2011. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base rents generated by our top five tenants during the three months and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Tenant	2012	2011	2012	2011
Trend Mall	$95	$95	$285	$234
Rice Food Markets, Inc.	68	73	214	219
Fidelity Investments	46	46	139	139
Fadis Mediterranean Delight	35	33	103	98
Potbelly	30	30	91	91
Totals	$274	$277	$832	$781

7. PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

          Distributions - We suspended all distribution payments in July 2009 and do not anticipate reinstating distributions until we have stabilized our properties and we generate liquidity that could allow us to re-commence distributions. Once we re-commence distributions, net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

8. RELATED PARTY TRANSACTIONS

          Certain of our affiliates receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us during the three months and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
Type of service	2012	2011	2012	2011
Asset management fees	$59	$111	$176	$376
Property management fees	31	38	87	115
Leasing costs	29	9	131	104
Administrative costs reimbursements	107	91	291	256
	$226	$249	$685	$851

          In addition to the above fees incurred by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the nine months ended September 30, 2012 and 2011, such fees totaled $1.1 million and $902,000, respectively. For more information, see Note 4 regarding investments in non-consolidated entities. On February 25, 2011, we sold the Market at Lake Houston property to AmREIT. For more information, see Note 3 regarding real estate dispositions and discontinued operations.

9. COMMITMENTS AND CONTINGENCIES

          Litigation - In the ordinary course of business; we may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.

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

          Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. As a result, we no longer own this property. We recorded a gain on extinguishment of debt of $1.5 million during the first quarter of 2012, which represents the amount by which the balance owed under the note payable exceeds the estimated fair value of the property.

          On April 10, 2012, 5433 Westheimer, LP, an investment accounted for under the equity method, sold the 152-room hotel for $28.7 million, and the net proceeds were used to pay down the loan balance to $3.8 million. 5433 Westheimer, LP refinanced this note on October 19, 2012. See further discussion in Note 4 of the Notes to Consolidated Financial Statements.

          As of September 30, 2012, our investments include two wholly-owned properties comprising approximately 125,000 square feet of GLA and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,162,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas. Substantially all of our revenue is derived from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the nine months ended September 30, 2012 and 2011. As of September 30, 2012, our properties had an average occupancy rate of approximately 79%, and the average debt leverage ratio of the properties in which we have an investment interest was approximately 40%, with 75% of such debt carrying a fixed rate of interest.

          As of the date of this Quarterly Report, our operating period, which ended on October 31, 2012, has expired and we have entered into our liquidation period. However, an orderly liquidation of all of our properties will take years for our General Partner to complete and wind up our operations. Over the past several years our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. The United States economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the United States and continuing global economic uncertainty have kept markets volatile. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations have been negatively impacted by these market dynamics.

          Our General Partner believes that the retail real estate market is likely to remain depressed throughout 2012 and into 2013; however, it is difficult to determine the breadth and duration of the unfavorable financial market conditions and how such conditions may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we have created a strategic plan to maximize value and execute an orderly, but opportunistic liquidation. The components of our strategic plan are as follows:

•

Complete our development and redevelopment projects with a goal to stabilize these projects during the balance of 2012 and 2013. Completing our development and redevelopment projects including their lease-up and stabilization will allow us to maximize the return on these properties upon sale. Our investments in 5433 Westheimer, Woodlake Pointe, Woodlake Square and PTC/BSQ represent our assets currently under development/redevelopment. See Note 4 of the Notes to the Consolidated Financial Statements for further discussion for redevelopment plans at each of these properties.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions in 2013 or 2014. We believe that upon stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our properties, we will generate liquidity that could allow us to re-commence distributions to our Limited Partners.

•

Sell our properties opportunistically, likely beginning in 2014, after the market has had a chance to recover. Once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner has in good faith begun to review market sales opportunities for our operating properties, but believes that retail property valuations continue to be challenged, and, accordingly, that attractive sales opportunities may not exist in the near term. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value, and timing of cash flows. As we have now entered the liquidation period, we will be distributing net proceeds generated from property sales to our Limited Partners unless, the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

          We believe that our strategic plan maximizes the value of our properties and is in the best interest of our Limited Partners. It is possible that investors may not recover all of their original investment.

RESULTS OF OPERATIONS

          Below is a discussion of our results of operations for the three and nine months ended September 30, 2012 as compared to the same period in 2011. For purposes of comparing our results for the period presented below, the operating results from the Market of Lake Houston and Olmos Creek have been presented separately as discontinued operations.

Three Months Ended September 30, 2012 versus Three Months Ended September 30, 2011

          Revenue. Revenue increased $80,000, or 11%, compared to the third quarter of 2011 ($812,000 in 2012 versus $732,000 in 2011). The increase was primarily due to increased occupancy at our Lantern Lane property with the addition of two new tenants as compared to the same period in 2011.

          Asset Management Fees – related party. Asset management fees – related party decreased approximately $52,000 during the third quarter of 2012 as compared to the same period in 2011 ($59,000 in 2012 versus $111,000 in 2011). Our asset management fees are calculated based upon the net value of our assets, which have declined. Our asset management fees decreased from approximately $37,000 per month during 2011 to approximately $20,000 per month beginning in January 2012 based upon the decline in the value of our net assets.

          Property Expense. Property expense decreased $71,000 during the third quarter of 2012 as compared to the same period during 2011 ($168,000 in 2012 versus $239,000 in 2011) primarily related to bad debt recoveries of $47,000 during the third quarter of 2012 as compared to bad debt expense of $8,000 during the third quarter of 2011.

          Equity in Losses from Non-Consolidated Entities. Equity in losses from non-consolidated entities decreased approximately $98,000 during the third quarter of 2012 as compared to the same period during 2011 ($262,000 in 2012 versus $360,000 in 2011). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decrease was primarily due to the sale of the 152-room hotel by our 5433 Westheimer joint venture as discussed in Note 4 of the Notes to Consolidated Financial Statements during the second quarter of 2012, reducing that joint venture’s losses going forward.

          Income (Loss) from Discontinued Operations. Loss from discontinued operations decreased by $2.2 million during the third quarter of 2012 as compared to the same period during 2011 ($15,000 in 2012 versus $2.2 million in 2011) due to the $2.1 million impairment recorded on our Olmos Creek property during the third quarter of 2011, as discussed in Note 3 of the Notes to Consolidated Financial Statements.

Nine months Ended September 30, 2012 versus Nine months Ended September 30, 2011

          Revenue. Revenue increased approximately $160,000 during the nine months ended September 30, 2012 as compared to the same period in 2011 ($2.2 million in 2012 versus $2.1 million in 2011). The increase was primarily attributable to (1) increases in occupancy at our Lantern Lane property with two new additional tenants representing approximately $80,000 of the increase and (2) the DSW vacancy at Westside Plaza that was leased to a new tenant after the first quarter of 2011 representing approximately $53,000 of the increase.

          Asset Management Fees – related party. Asset management fees – related party decreased approximately $200,000 during the nine months ended September 30, 2012 as compared to the same period in 2011 ($176,000 in 2012 versus $376,000 in 2011). Our asset management fees are calculated based upon the net value of our assets, which has declined. Our asset management fees decreased from approximately $37,000 per month during 2011 to approximately $20,000 per month beginning in January 2012 based upon the decline in the value of our net assets.

          Property Expense. Property expense increased approximately $67,000 for the nine months ended September 30, 2012 as compared to 2011 ($711,000 in 2012 versus $644,000 in 2011). This increase was primarily due to approximately $99,000 of non-reimbursable repairs and maintenance at our Lantern Lane property that occurred during the first quarter of 2012 and increased property taxes of approximately $20,000 at our Westside Plaza property. These increases were partially offset by bad debt recoveries of $39,000 during the nine months ended September 30, 2012 as compared to the bad debt expense of $8,000 during the same period in 2011.

          Equity in Losses from Non-consolidated Entities. Equity in losses from non-consolidated entities increased approximately $123,000 for the nine months September 30, 2012 as compared to 2011 ($1.1 million in 2012 versus $1.0 million in 2011). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increase was primarily due to loss recorded on the sale of the 152-room hotel by our 5433 Westheimer joint venture of approximately $94,000 as discussed in Note 4 of the Notes to Consolidated Financial Statements during the second quarter of 2012.

          Income (Loss) from Discontinued Operations. Income (loss) from discontinued operations increased by $2.2 million during the third quarter of 2012 as compared to the same period during 2011 ($1.5 million of income in 2012 versus $671,000 of loss in 2011). Our income from discontinued operations during 2012 was the result of the gain on debt extinguishment of $1.5 million recorded during the first quarter of 2012 when we returned the Olmos Creek property to the lender as full settlement of the debt. During the nine months ended September 2011 we recorded $2.1 million of impairment expense on our Olmos Creek property, which was partially offset by a gain of $1.7 million from the sale of our Market at Lake Houston property. See also Note 3 of the Notes to Consolidated Financial Statements for further discussion of our discontinued operations.

          Net (Income) Loss Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest of $675,000 for the nine months ended September 30, 2011 represents the gain recognized from the sale of the Market at Lake Houston property in February 2011, a portion of which was attributable to non-controlling interest. We no longer have consolidated subsidiaries in which we own less than 100% of the ownership interest.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents are our primary sources of liquidity. As of September 30, 2012 and December 31, 2011, our cash and cash equivalents totaled approximately $1.9 million and approximately $1.8 million, respectively.

          Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements and capital expenditures. We anticipate that our primary long-term liquidity requirements will include, but will not be limited to, operating expenses, making scheduled debt service payments and funding redevelopments and other significant capital expenditures for our portfolio of properties.

          We have faced significant liquidity challenges over the last several years and we ultimately agreed to deliver our Olmos Creek property to the lender in February 2012 in satisfaction of that property’s debt earlier this year. Aside from the Olmos Creek situation, we have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferral of fees paid to and loans from our General Partner and its affiliates, (4) sales of certain of our properties and investments in non-consolidated entities and (5) financings and refinancing of existing properties. Furthermore, AmREIT has agreed to continue to defer payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management fees, asset management fees, development fees and reimbursement of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the $4.5 million notes payable–related party we owe to AmREIT as of September 30, 2012 until a date subsequent to January 1, 2014, if requiring such repayment would prevent the execution of our strategy or present an unnecessary financial hardship. In the event we are able to generate cash flows in the near term, we may elect to repay portions of the notes payable–related party. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so. Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to execute our strategic plan over the next twelve months through a combination of the foregoing liquidity initiatives as well as the continued deferral agreements with AmREIT.

          We have been successful with our recent ability to refinance our debt held by our 5433 Westheimer joint venture. See also Note 4 of the Notes to Consolidated Financial Statements for more information regarding our 5433 Westheimer joint venture. We are currently in negotiations to refinance our Lantern Lane debt that we believe will provide approximately $2.0 million of additional liquidity to MIG III to (1) payback a portion of the notes payable – related party, (2) fund cash flow requirements for our redevelopments and (3) fund working capital requirements for our operating properties through the next year. We believe that we will successfully close on this transaction in the fourth quarter of 2012.

          The above steps may not be sufficient to execute our strategic plan, and we could incur individual setbacks and possibly significant losses. Additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient. Even with our strategic plan and the above liquidity initiatives, we still may incur cash shortfalls, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of one or more properties owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties. Further, because of challenging real estate market conditions, it is possible that investors may not recover all of their original investment.

Current Market Conditions

          Over the past several years our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. The United States economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the United States and continuing global economic uncertainty have kept markets volatile. Our General Partner believes that the retail real estate market is likely to remain depressed throughout 2012 and into 2013; however, it is difficult to determine the breadth and duration of the financial market problems and how such problems may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we have created a strategic plan to maximize value and execute an orderly, but opportunistic liquidation as further described in the “Overview” section above.

Cash Flow Activities for the Nine months Ended September 30, 2012 and 2011

          Cash flows provided by (used in) operating activities, investing activities and financing activities during the nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Nine months ended September 30,
	2012	2011
Operating activities	$(138)	$(548)
Investing activities	(153)	2,663
Financing activities	344	(2,777)

          Net cash flows used in operating activities decreased approximately $410,000 during the nine months ended September 30, 2012 as compared to the same period in 2011 ($138,000 used in operating activities in 2012 versus $548,000 used in operating activities in 2011). This decrease in operating cash outflows was primarily attributable to (1) increases in revenue at our Lantern Lane property with two new additional tenants, (2) increased revenue from the DSW vacancy at Westside Plaza that was leased to a new tenant after the first quarter of 2011 and (3) increases in accounts payable related to the timing of payments.

          Net cash flows (used in) provided by investing activities decreased approximately $2.8 million during the nine months ended September 30, 2012 as compared to the same period in 2011 ($153,000 used in investing activities in 2012 versus $2.7 million provided by investing activities in 2011). This decrease in cash inflows is primarily due to net cash proceeds of $4.5 million received from the sale of The Market at Lake Houston property in February 2011. We did not have any property sales during the 2012 period and therefore received no such proceeds. The sales proceeds were partially offset by the $1.8 million investment in the PTC/BSQ Holding Company LLC during the second quarter of 2011.

          Net cash flows provided by (used in) financing activities increased approximately $3.1 million for the nine months ended September 30, 2012 as compared to the same period in 2011 ($344,000 provided by financing activities in 2012 versus $2.8 million used in financing activities in 2011). This increase was primarily due to distributions that were made in 2011 related to the sale of Market at Lake Houston ($671,000 which were made to our Limited Partners and $1.9 million that were made to an affiliate that had a 40% non-controlling interest in the property). We had no such distributions in 2012. Also, we received $501,000 in proceeds from our notes payable – related party during 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

          Under the supervision and with the participation of our General Partner’s CEO and CFO, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2012. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

          There has been no change to our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

          In the ordinary course of business, we may become subject to litigation or claims. Neither we nor our properties are the subject of any non-routine pending legal proceeding, nor are we aware of any legal proceeding that a government authority is contemplating against us.

ITEM 1A.	RISK FACTORS.

          Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.	MINE SAFETY DISCLOSURES.

          Not applicable.

ITEM 5.	OTHER INFORMATION.

          None.

ITEM 6.	EXHIBITS.

          The exhibits listed on the accompanying Exhibit Index are filed, furnished, or incorporated by reference (as stated therein) as part of this Quarterly Report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: November 13, 2012	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer, and Director

Date: November 13, 2012	By:	/s/ Chad C. Braun
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

Exhibit 31.1	Certification of the Chief Executive Officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 31.2	Certification of the Chief Financial Officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 32.1

Certification of the Chief Executive Officer of the Partnership’s General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2

Certification of the Chief Financial Officer of the Partnership’s General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited), (iii) the Consolidated Statements of Stockholders’ Capital for the nine months ended September 30, 2012 (unaudited), (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011(unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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