Form 10-K
period 2012-12-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2013-03-28
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

As of March 28, 2013, the Registrant had 2,844 Units of Limited Partnership Interest outstanding. There is no established trading market for such units.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

                    In this Annual Report, all references to “we,” “our,” the “Partnership,” “MIG III,” and “us” refer collectively to AmREIT Monthly Income & Growth Fund III, Ltd. and its subsidiaries, including joint ventures.

                    Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “predict,” “believe,” “potential,” “continue” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the SEC. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

                    Forward-looking statements that were true at the time made involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.

ii

DEFINITIONS

                    As used in this Report, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “we,” “our,” “MIG III,” the “Partnership” and “us” refer collectively to AmREIT Monthly Income & Growth Fund III, Ltd. and its subsidiaries, including joint ventures, unless the context clearly indicates otherwise.

ITEM	DEFINITION

ADA	Americans with Disabilities Act of 1990.

AmREIT	AmREIT, Inc., a Maryland corporation and parent of our General Partner.

Annual Report	Annual report on Form 10-K filed with the SEC for the year ended December 31, 2012.

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of AmREIT.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Exchange Act	Securities Exchange Act of 1934, as amended.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth III Corporation, a wholly-owned subsidiary of AmREIT, Inc.

GLA	Gross leasable area.

LIBOR	London interbank offered rate.

Limited Partners	Owners / holders of our Units.

MIG IV	AmREIT Monthly Income & Growth Fund IV, L.P., an affiliated entity.

NYSE	New York Stock Exchange.

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

Texas Margin Tax

The tax charged to companies conducting business in Texas. It is computed by applying the applicable tax rate (1% for us) to the profit margin, which is determined for us as total revenue less a 30% standard deduction.

Units	Limited partnership units.

iii

PART I

ITEM 1.          BUSINESS.

BACKGROUND

                    We are a Texas limited partnership formed in April 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, commercial real estate consisting primarily of single-tenant and multi-tenant retail properties. We commenced our principal operations on June 30, 2005, when we met the required minimum of $2.0 million in our Offering and issued 80 initial Units. We closed the offering on October 31, 2006 when we had received approximately $71.1 million from the sale of 2,844 Units. We invested substantially all of the net proceeds of the Offering in real properties.

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

                    Our General Partner is a Texas corporation and a wholly-owned subsidiary of AmREIT, an SEC reporting Maryland corporation that has a class of securities listed on the NYSE and that has elected to be taxed as a REIT. AmREIT and its predecessors have sponsored and advised 20 partnerships or similar investment funds formed for the purpose of investing in properties during their 29-year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of the properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under our limited partnership agreement. Our General Partner invested $1,000 in us in exchange for its general partner interest and invested $800,000 in us in exchange for 32 Units.

                    Rental income accounted for 100% of our total revenue during the years ended December 31, 2012, 2011, and 2010, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of December 31, 2012, our properties had an average occupancy of 83%, and the average leverage ratio of the properties in which we have an investment was approximately 55%, with 51% of such debt carrying a fixed rate of interest.

OUR PORTFOLIO AND JOINT VENTURES

                    As of December 31, 2012, our investments included two wholly-owned properties comprising approximately 125,000 square feet of GLA and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,190,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas. See “Item 2. Properties” for a more detailed description of our investments in properties.

                    Our joint ventures are structured as limited partnerships or limited liability companies in which we own interests. Each of these limited partnerships or limited liability companies directly owns one or more of the seven underlying properties. Each general partner or managing member is responsible for establishing policies and operating procedures with respect to the business and affairs of the underlying property. However, we and each of our joint venture partners must approve all significant decisions involving the properties.

Our current joint venture investments contain the following features:

•

our right either to approve significant decisions of the joint venture or to influence operations of the joint venture, subject to the right of the joint venture partner to approve sales or refinancing;

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

OUR INVESTMENT OBJECTIVES

                    Our operating period ended on October 31, 2012, and we have entered into our liquidation period. Over the past several years our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. The United States economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the United States and continuing global economic uncertainty have kept markets volatile. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations have been negatively impacted by these market dynamics. Because we have entered into our liquidation period, we do not intend to invest in any new real estate.

                    We believe that the retail real estate market is likely to remain at depressed levels in 2013 when compared to pre-recession levels; however, it is difficult to determine the breadth and duration of the unfavorable financial market conditions and how such conditions may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we and our General Partner have created a strategic plan to maximize the potential value of our real estate portfolio and execute an orderly, but opportunistic liquidation. The components of this strategic plan are as follows:

•

Complete our redevelopment projects with a goal to stabilize these projects during 2013. We believe that completing our development and redevelopment projects, including their lease-up and stabilization, will allow us to maximize the potential value and return on these properties upon sale. Our investments in 5433 Westheimer, Woodlake Pointe, and Preston Towne Crossing represent our assets currently under redevelopment. See Note 4 of the Notes to the Consolidated Financial Statements for further discussion of redevelopment plans at each of these properties.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to recommence distributions in 2014. We believe that upon stabilization of our redevelopment properties, coupled with continued and disciplined management of our operating properties, we will generate sufficient liquidity that could allow us to re-commence distributions to our Limited Partners; however, this most likely will occur as we begin to sell our real estate assets.

•

Sell our properties opportunistically, likely beginning in 2014, after the market has had a chance to recover. Once a property is marketed for sale, it may take several months, or even longer, to receive offers and complete due diligence by both parties. Our General Partner has in good faith begun to review market sales opportunities for our operating properties, but believes that retail property valuations continue to be depressed, and accordingly, attractive sales opportunities may not exist in the near term. When deciding whether or when to sell properties, our General Partner will consider many factors including, but not limited to the potential appreciation of property value as well as the timing of cash flows. As we have now entered the liquidation period, we expect to distribute the net proceeds, if any, generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

                    Although we believe that our strategic plan maximizes the potential value of our properties and is in the best interest of our Limited Partners, an orderly liquidation of all of our properties could take years for our General Partner to complete and wind up our operations. Additionally, no assurances can be given that this strategy will be successful, and it is possible that investors may not recover all of their original investment.

                    As sole owner of our General Partner, AmREIT has the ability to purchase our wholly-owned properties that our General Partner determines are in our best interests to sell. For properties we own through a joint venture, AmREIT typically has contractual buy-sell or rights of first offer, subject to the approval of our joint venture partners. If our General Partner determines that it is in our best interests to sell one of our properties, our General Partner will notify AmREIT of our desire to sell such property. AmREIT will then have 30 days to determine whether to pay the market value to acquire the property for itself. To determine the market value of a property, both AmREIT and we, at our own cost and expense, will appoint a real estate appraiser with at least five years full-time commercial appraisal experience and who is a member of the Appraisal Institute. If either of us fails to appoint an appraiser, the single appraiser appointed shall be the sole appraiser and will determine the market value. Each appraiser will conduct an independent appraisal of the property within 30 days after the two appraisers are appointed. If the appraised values are within five percent of each other, the market value of the property will be the mean of the two appraisals. If the two appraisals are more than five percent apart, a third appraiser meeting the qualifications stated above and independent from each party shall be appointed by the existing appraisers. Upon completion of the third appraisal, if the low appraisal and/or the high appraisal are/is more than five percent lower and/or higher than the middle appraisal, the low appraisal and/or the high appraisal will be disregarded. If only one appraisal is disregarded, the remaining two appraisals will be added together and their total divided by two, with the resulting quotient being the market value. If both the low appraisal and the high appraisal are disregarded as stated above, the middle appraisal will be the market value. AmREIT will have 10 business days after the final determination of market value to elect to purchase the property.

                    During 2010, our General Partner and AmREIT followed the appraisal process outlined above, and AmREIT acquired the Market at Lake Houston property in February 2011 for a combination of cash and the assumption of debt. See Note 3 of the Notes to Consolidated Financial Statements.

Liquidity Challenges

                    Historically, we have faced significant liquidity challenges over the last several years. Other than our Olmos Creek property, as discussed below, we have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) sales of certain of our properties and investments in non-consolidated entities, (5) obtaining funds through additional borrowings from AmREIT and/or (6) selling certain of our investments, including the anticipated sale of a single tenant building and portion of land by our Woodlake Pointe joint venture. See also Note 4 of the Notes to Consolidated Financial Statements.

                    Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the mortgage (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of the obligations under the Olmos Creek mortgage. As a result, we no longer own this property.

                    On November 30, 2012, we modified the terms of our Lantern Lane mortgage to extend the due date, and we entered into a second loan for $2.2 million in net cash proceeds to us. We subsequently made a $1 million payment on our loan to AmREIT on December 4, 2012. The remaining cash was retained for working capital needs to fund our portion (50%) of the lease-up strategy at our Casa Linda property in 2013 (discussed below).

                    We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property (a 50% joint venture between us and MIG IV) representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements, to support a refinance of the property’s $38.0 million mortgage loan that matures January 1, 2014. The joint venture has made progress with signing new leases, but additional improvements and vacancy lease-up are needed. The joint venture will likely require a one-year extension of the loan to complete this strategy so that we can later accomplish a long-term refinance of the property. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given that we will be successful in obtaining the extension. We do not guarantee this debt and our risk of loss is limited to our investment balance in the Casa Linda joint venture of $2.7 million as of December 31, 2012.

                    On March 15, 2013, our Woodlake Pointe joint venture entered into a letter of intent to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.2 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the second quarter of 2013, and our portion of the net cash proceeds (30%) is approximately $1.5 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy (discussed above) and for working capital needs.

                    There is no guarantee that we and our joint ventures will be successful with all of the above liquidity initiatives and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. Historically, AmREIT has deferred payment of advisory fees earned and payable to the extent such deferrals of fees were necessary for our continued operation. Such fees included property management, asset management, development fees, interest expense on amounts owed to AmREIT and reimbursements of certain of AmREIT’s general and administrative costs. During 2013, we resumed monthly payments of interest, asset management fees and overhead allocations to AmREIT. However, AmREIT has agreed that it will not require us to repay the $3.7 million notes payable–related party we owe to AmREIT as of December 31, 2012 until a date subsequent to January 1, 2014, if requiring such repayment would prevent the execution of our strategy or present an unnecessary financial hardship. In the event our liquidity is not sufficient to execute our strategy, AmREIT has agreed to provide financial support and defer payments subject to its continued ability to do so. Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute our strategic plan through a combination of the foregoing liquidity initiatives.

                    Even with the above, we may still incur individual setbacks and significant losses. Additionally, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of one or more properties owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

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

GOVERNMENTAL REGULATIONS

                    Our properties and the tenants of our properties are subject to various federal, state and local environmental, health and safety laws, including laws governing the management of wastes, underground and aboveground storage tanks, local fire safety requirements, and local land use and zoning regulations. For example, some of our tenants handle regulated substances or wastes as part of their operations on our properties. Noncompliance with these environmental, health and safety laws could subject us or our tenants to liability. These environmental liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with environmental laws or health and safety laws, including increasing liability for noncompliance or requiring significant unanticipated expenditures. We are not presently aware of any instances of material non-compliance with environmental laws or health and safety laws at our properties, and we believe that we have all permits and approvals necessary under current law to operate our properties.

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

                    Some of our properties are adjacent to or near other properties used for industrial or commercial purposes or that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Releases from these nearby properties could impact our properties. In addition, certain of our properties are currently used, have been used, and may be used in the future by others, including former owners or tenants of our properties, for commercial or industrial activities, such as gas stations and dry cleaners, that may release petroleum products or other hazardous or toxic substances at our properties or to surrounding properties.

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

•

Our General Partner’s management is engaged in substantial activities apart from our business, including their duties to AmREIT and other real estate programs sponsored by AmREIT. As such, the time they can devote as to our affairs is limited.

•

Our General Partner retains the services of affiliated leasing agents to lease the properties in which we have invested, and these leasing agents can face conflicts of interest if they are seeking to lease our properties and similar properties of our affiliates at the same time.

•

Conflicts of interest could arise in connection with any interest our General Partner may have in a particular property, including any interests our General Partner may have as an affiliate of AmREIT in connection with any sale of a property to AmREIT.

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

                    Management expects to manage the above conflicts by actively monitoring opportunities and resources to determine the most appropriate course of action under the circumstances. Additionally, in the event our General Partner or its affiliates receive compensation from us for any additional services performed on our behalf, such services will only be provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location. Such services may include, but are not limited to, leasing coordination fees, construction and construction management fees, including in connection with renovation and remodeling, and tax appeal fees. The fees for such services, if provided by affiliates, will be separately itemized and retained in our records.

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

                     None.

ITEM 2.          PROPERTIES.

Corporate office

                    Our principal office is located at 8 Greenway Plaza, Suite 1000, Houston, Texas 77046. Our telephone number is (713) 850-1400.

Real Estate Investment Properties:

                    During the period from April 19, 2005 (inception) to December 31, 2012, we have acquired interests in nine properties. We wholly-own two properties and have investments in seven properties through joint venture arrangements. We believe our properties are suitable for their intended use and are adequately insured.

                    As of December 31, 2012, we owned interests in the following properties, all of which are located in Texas:

Property	Location	Percent Owned	GLA	Percent Leased (1)		Annualized Base Rent (2)	Percentage of Total ABR

Consolidated Properties
Lantern Lane	Houston,TX	100%	81,567	99%		1,558,000	9.9%
Westside Plaza	Houston,TX	100%	43,021	93%		817,000	5.2%
Total consolidated properties			124,588	97%	(6)	2,375,000	15.1%

Joint Venture Properties (3)
5433 Westheimer (5)	Houston,TX	58%	133,881	56%		1,316,000	8.4%
Casa Linda	Dallas, TX	50%	324,569	79%		3,306,000	21.0%
Woodlake Pointe (4) (5)	Houston,TX	30%	127,120	100%		144,000	0.9%
Preston Towne Crossing (5)	Dallas, TX	20%	221,077	80%		3,346,000	21.3%
Berkeley Square	Dallas, TX	20%	125,333	85%		1,931,000	12.3%
Preston Park Gold	Dallas, TX	20%	97,558	88%		1,138,000	7.2%
Woodlake Square	Houston,TX	3%	160,761	88%		2,150,000	13.7%
Total joint venture properties			1,190,299	81%	(6)	13,331,000	84.9%

Total Properties			1,314,887	83%	(6)	$15,706,000	100.0%

(1)	Percent leased is calculated as (i) GLA under commenced leases as of December 31, 2012, divided by (ii) total GLA, expressed as a percentage.
(2)

Annualized base rent is calculated by multiplying (i) monthly base rent as of December 31, 2012 by (ii) 12. Annualized base rent represents base rents in place on leases with rent having commenced as of December 31, 2012 and does not reflect straight-line rent or other adjustments under GAAP. Our leases do not contain material tenant concessions or rent abatements.

(3)	Properties are owned through a joint venture that is not consolidated in our financial statements.
(4)	As of December 31, 2012 this property was occupied by a tenant with a temporary lease.
(5)	This property is currently under redevelopment.
(6)	Represents weighted average percent leased.

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

                    Operating Properties - Our operating properties consist primarily of multi-tenant centers and mixed-use properties. These investments are primarily shopping centers that are grocery-anchored or mixed-use properties whose tenants consist of national, regional and local retailers. Our grocery-anchored shopping centers are anchored by an established grocery store operator in the region. Our mixed-use properties consists of a combination of office and hospitality tenants that are typically anchored by a combination of national and regional tenants that provide customer traffic and tenant draw for specialty and restaurant tenants that support the local consumer. We also own shopping centers that are leased to national drug stores, national restaurant chains, national value-oriented retail stores and other regional and local retailers. Of our nine properties in which we own an interest, Lantern Lane, Westside Plaza, Casa Linda, Berkeley Square, Preston Park Gold and Woodlake Square are operating.

                    Development and Redevelopment Properties - We have also invested in development and redevelopment properties, either directly or indirectly through joint ventures. The amount of equity committed to development and redevelopment projects is generally between 25% and 100% of the total cost of the project, with the remaining costs being funded through lines of credit, construction financing or other property-level mortgage financing. Our 5433 Westheimer, Woodlake Pointe and Preston Towne Crossing properties were under redevelopment as of December 31, 2012.

                    During redevelopment our General Partner will hire a general contractor to provide construction and construction management services for each of our development and redevelopment projects. The general contractor will be entitled to fees for providing these services, and these fees may be paid on a fixed price basis or a cost plus basis. In the future, we may engage ARIC, an affiliate of our General Partner, for construction management services. In these cases, such services will be provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.

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

Description of Our Wholly-Owned Properties

                    Lantern Lane

                    On September 29, 2006, through our wholly-owned special purpose entity, AmREIT Lantern Lane, LP, we purchased the Lantern Lane property, a 79,462 square foot retail shopping center located in Houston, Texas from an unaffiliated third-party. Our mortgage loan of $13.4 million on this property matured in September 2011. Upon maturity, we entered into a new $12.8 million secured term loan due April 7, 2013. On November 30, 2012, we modified the terms of our Lantern Lane mortgage to extend the due date, and we entered into a second loan for $2.2 million in net cash proceeds to us. The modifications include interest-only payments until the extended maturity date of November 2015 at an interest rate of one-month LIBOR rate plus 2.75%. We acquired this property with the expectation that it would provide a stable stream of rental income and have no plans to redevelop the property. Rice Food Market, Inc. is the largest tenant occupying 21,450 square feet with a lease scheduled to expire in January 2018. This lease has been assumed by the Fresh Market in connection with the acquisition of Rice Food market, Inc. The store closed in early 2013 for renovations and its planned re-opening as the Fresh Market is expected in November 2013. Other major tenants include CVS Pharmacy and Fidelity Investments.

                    Westside Plaza

                    On September 30, 2005, we purchased the Westside Plaza property, a 43,021 square foot retail shopping center located in Houston, Texas from an unaffiliated third-party. We assumed two 20-year mortgage loans with a June 2015 maturity as part of the acquisition of this property. The first loan in the amount of $10.2 million bears an annual interest rate of 5.62% and had an outstanding principal balance of $9.1 million as of December 31, 2012. The second loan in the amount of $640,000 bears an annual interest rate of 12.75% and had an outstanding principal balance of $633,000 as of December 31, 2012. We are electing to delay scheduled payments on our Westside Plaza debt, and we are in negotiations with the lender to refinance our Westside Plaza debt. We completed the redevelopment of the property by adding aesthetic enhancements during 2007. The Westside Plaza property is anchored by Trend Mall, which occupies 24,500 square feet with a lease scheduled to expire in June 2016.

Description of Our Joint Venture Properties

                    5433 Westheimer

                    On March 31, 2006, through a special purpose entity, 5433 Westheimer, LP, we purchased a 50% interest in the 5433 Westheimer property, a 133,881 square foot, 11 story office building and a 152-room hotel located in Houston, Texas from a third party. Our joint venture partner, Songy Partners, holds the other 50% interest in the joint venture. Additionally, in 2008, we acquired an additional 7.5% ownership interest from Songy Partners. The property is accounted for under the equity method of accounting as it does not meet all the conditions for consolidation. We completed an initial redevelopment of the office building and construction of a 152-room hotel in October 2009 at a total cost of approximately $31.7 million.

                    In January 2008, we mortgaged our interest in this property with a $32.9 million, three-year variable-rate loan with a third-party lender. The debt matured unpaid on December 31, 2011. On April 10, 2012, 5433 Westheimer, LP sold the 152-room hotel for $28.7 million, and net the proceeds were used to pay down the loan balance to $3.8 million. 5433 Westheimer, LP continues to own and operate the office building. The lender extended the remaining debt outstanding through October 31, 2012. On October 19, 2012, 5433 Westheimer, LP refinanced this debt with a five-year term loan in the amount of $8.7 million, including amounts to be funded in the form of construction draws related to the planned redevelopment at the property. We and our joint venture partner are joint and several guarantors of 25% of this debt. We have initiated a redevelopment plan, primarily in the form of building and site improvements that we believe will allow for lease up of vacancy of the property at improved rental rates. We estimate that the redevelopment will cost approximately $6.8 million (including lease-up costs), which we expect to fund with the property’s operating cash flows and construction draws under the loan.

                    Casa Linda

                    On December 8, 2006, through a joint venture arrangement with MIG IV, we acquired a 50% interest in the Casa Linda property, a 324,569 square foot retail shopping center located in Dallas, Texas with our joint venture partner retaining the remaining 50% interest in the joint venture. The property was purchased from an unaffiliated third-party. The property is secured by a $38.0 million, seven-year mortgage loan with a maturity of January 2014. The loan bears an annual interest rate of 5.48% and is interest-only until maturity. Albertson’s is the largest tenant, occupying 59,561 square feet with a lease scheduled to expire in July 2016. Additional tenants include Petco, Starbucks, Wells Fargo, Chili’s, Just Fitness 4 U and Supercuts. The property was originally built between 1946 and 1949. During 2012, we and MIG IV initiated a lease-up strategy for the property that includes certain tenant build-out and site improvements, to support a refinance of the property’s mortgage loan prior to maturity. The joint venture has made progress with signing new leases, but additional improvements and vacancy lease-up are needed. The joint venture will likely require a one-year extension of the loan to complete this strategy so that we can later accomplish a long-term refinance of the property. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given that we will be successful in obtaining the extension We do not guarantee this debt and our risk of loss is limited to our investment balance in the Casa Linda joint venture of $2.7 million as of December 31, 2012. We expect that our portion of these costs (50%) to be incurred as part of this strategy is approximately $1.5 million. We expect to fund our capital requirements with cash on hand, cash proceeds from the anticipated sale of a portion of the land and single tenant building at our Woodlake Pointe property (discussed below) and operating cash flows.

                    Woodlake Pointe

                    On November 21, 2007, through a joint venture arrangement with MIG IV and ARIC, we acquired a 30% interest in AmREIT Westheimer Gessner, L.P., which owns the Woodlake Pointe property, a 82,120 square foot retail shopping center located in Houston, Texas. Our joint venture partners acquired the remaining 70% interest in the joint venture. The property was purchased from an unaffiliated third-party. On May 29, 2008, the joint venture acquired a tract of land adjacent to the Woodlake Pointe property. During November 2011, AmREIT Westheimer Gessner, L.P. obtained a $6.7 million construction loan to fund its redevelopment. As of December 31, 2012, AmREIT Westheimer Gessner, L.P. had incurred approximately $5.7 million in redevelopment costs, including tenant improvements and leasing costs. Because this property was under redevelopment, and the tenant of the original shopping center was temporarily occupying the premises, we recorded rental income from the original shopping center as a reduction to the basis of the asset.

                    In October 2012, the construction of a new 45,000 square foot building on the Woodlake Pointe property was completed and opened for business. On March 15, 2013, our Woodlake Pointe joint venture entered into a letter of intent to sell a portion of the land and the single tenant building for $12.0 million to an unrelated third party. The land and building are secured by a $6.2 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the second quarter of 2013, and our portion of the net cash proceeds (30%) is approximately $1.5 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy (discussed above) and for working capital needs.

                    Properties in Plano, Texas Owned Through a Joint Venture with an Affiliate of JPMorgan

                    Through our investment in PTC/BSQ, we purchased a 20% interest in Preston Towne Crossing, Berkeley Square and Preston Park Gold. The joint venture, 80% owned by JPMorgan Asset Management, acquired each of these shopping centers from unrelated third parties. These retail centers, further described below, are adjacent to one another in Plano, Texas, and total 456,935 square feet of GLA.

                    Preston Towne Crossing and Berkeley Square. The 221,077-square-foot Preston Towne Crossing and the 125,333-square-foot Berkeley Square were 80% and 85% occupied, respectively at December 31, 2012 and are located on 35 acres at the northeast corner of Preston Road and West Park Boulevard in Plano. The shopping centers were developed during 1986 and 1987 and underwent renovations during 2007 and 2008. During the second quarter of 2011, the joint venture acquired the vacant anchor building within the Preston Towne Crossing shopping center, and we invested $1.8 million (our funding requirement of 20%). The properties also include undeveloped land behind Berkeley Square that we believe can be sold to an office or residential developer.

                    In December 2011, the joint venture refinanced the mortgage loans with a $44.4 million term loan maturing December 27, 2014. Preston Park Gold was added as additional security under the loan. The loan bears interest at LIBOR plus 2.6% and had an outstanding balance of $44.4 million as of December 31, 2012. The loan has two one-year extension options, provided certain conditions are met. The term loan included $7.0 million held in escrow to fund capital expenditures for the redevelopment of the anchor building as well as improvements to the remaining shopping center. Redevelopment began in January 2012 and is expected to be completed by June 2013. As of December 31, 2012, approximately $6.9 million of planned redevelopment costs have been incurred out of a total expected cost of $7.0 million, including tenant improvements and leasing costs. In connection with the planned refinance of this joint venture’s debt (See Note 4 of the Notes to Consolidated Financial Statements), the joint venture is contemplating additional redevelopment of between $5.0 million and $6.0 million.

                    Major tenants of the Preston Towne Crossing property include REI, which occupies 27,000 square feet, Trader Joes, which occupies 15,133 square feet and Old Navy which occupies 15,000 square feet. Leases for these tenants are scheduled to expire 2015, 2022 and 2022, respectively. Additional tenants include Plaza Park Salon, Half Price Books and Ulta. Studio Movie Grill Concepts, Ltd. is the largest tenant of Berkeley Square occupying 30,977 square feet with a lease scheduled to expire in February 2015.

                    Preston Park Gold. The 97,558-square-foot Preston Park Gold, which is the former Target/Vineyard Antique Mall building, is located between Preston Towne Crossing and Berkeley Square and was redeveloped in 2007. Major tenants of the Preston Gold property include Gold’s Gym which occupies 49,427 square feet and Chair King which occupies 27,438 square feet. Leases for these tenants are scheduled to expire in October 2025 and June 2017, respectively. Along with Preston Town Crossing and Berkeley Square described above, Preston Park Gold secured the aforementioned $44.4 million loan that was made in December 2011.

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

                    In July 2010, we and our affiliated joint venture partners on our Woodlake Square property, MIG IV and ARIC, entered into a joint venture agreement with a third party. As part of this joint venture agreement, we and our affiliates sold 90% of our interest in the property and retained a 10% ownership interest, which carries a promoted interest in cash flows once an 11.65% preferred return threshold is met on the project. Subsequent to this transaction, we retained a 3% ownership interest in the joint venture. The sale generated cash proceeds of approximately $3.4 million, and the remaining $23.8 million loan on the property was paid in full at closing. Additionally, we recorded an impairment of approximately $185,000 on this investment, which has been included in equity in losses from non-consolidated subsidiaries in our consolidated statements of operations. The new entity in which we now own a 3% interest, VIF II/AmREIT Woodlake L.P., is the borrower under a $20.9 million loan. The maturity of the new loan is July 2013, and it includes a one year extension option. We, along with our affiliate MIG IV are joint and several repayment guarantors on the loan. We continue to account for this investment using the equity method given our ability to significantly influence the property’s operations.

                    Redevelopment of the property began in July 2010 and was completed in April 2011. As of December 31, 2012, VIF II/AmREIT Woodlake L.P. had incurred approximately $6.8 million with a total expected cost of approximately $8.3 million, including additional tenant improvements and leasing costs. The property was 88% leased as of December 31, 2012. Randall’s is the largest tenant with 59,230 of leased square feet that expires in 2036. Additional tenants include Walgreen’s, Jos. A. Bank Clothiers and Ragin Cajun.

Disposition of Property

                    Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of the obligations under the Olmos Creek mortgage. The settlement of the debt resulted in a gain on debt extinguishment of approximately $1.5 million, which represents the amount by which the balance owed under the note payable exceeds the estimated fair value of the property.

                    On February 25, 2011, we sold the Market at Lake Houston property to AmREIT, which generated net proceeds of $4.5 million and resulted in a gain of $1.7 million. In conjunction with the sale, AmREIT assumed outstanding debt in the amount of $15.7 million that was secured by the property. This property was owned 60% by us and 40% by an affiliated fund. The transaction was completed at fair market value pursuant to an independent appraisal process.

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

                    The following table shows tenants which occupy 10% or more of the GLA for each property in which we own an interest and the lease expirations of such tenants, each as of December 31, 2012, assuming that tenants exercise no renewal options, but do exercise early termination rights.

Property/Tenant	Industry	GLA	Percentage of Total GLA	Year of Lease Expiration
Lantern Lane
Rice Food Markets, Inc. (acquired by Fresh Market)	Grocery	21,450	26%	2018
CVS Pharmacy	Grocery	11,884	15	2038
Fidelity Investments	Banking	9,578	12	2018
Westside Plaza
Trend Mall	Specialty Retail	24,500	57	2016
Fadi’s Mediterranean Delight	Dining	5,125	12	2012
Berkeley Square
Movie Grill Concepts, Ltd.	Entertainment	30,977	25	2015
Casa Linda
Albertson’s	Grocery	59,561	18	2016
Preston Park Gold
Gold’s Gym	Gym	49,427	51	2025
Chair King	Specialty Retail	27,438	28	2017
Preston Towne Crossing
Recreational Equipment, Inc.	Sporting Goods	27,000	12	2015
Woodlake Pointe
Urban Rug Company	Specialty Retail	82,120	65	2013
LA Fitness	Gym	45,000	35	2028
Woodlake Square
Randall’s	Grocery	59,230	37	2036

Lease Expirations

                    The following table shows lease expirations for our two consolidated properties as of December 31, 2012, during each of the next ten years and thereafter, assuming that tenants exercise no renewal options, but do exercise early termination rights.

Year of Lease Expiration	Total Number of Leases	GLA	Annualized Base Rent (1)	Percentage of Total Annualized Base Rent

2013	3	12,072	$252,000	10.6%
2014	2	5,476	120,000	5.1%
2015	1	3,000	77,000	3.3%
2016	3	25,672	482,000	20.3%
2017	3	16,425	461,000	19.4%
2018	6	33,728	502,000	21.1%
2019	-	-	-	0.0%
2020	-	-	-	0.0%
2021	-	-	-	0.0%
2022	3	12,375	243,000	10.2%
Thereafter	1	11,884	238,000	10.0%
Totals	22	120,632	$2,375,000	100.0%

(1) Annualized base rent is calculated by multiplying (i) monthly base rent as of December 31, 2012, by (ii) 12.

                    The following table shows lease expirations for our seven non-consolidated properties as of December 31, 2012, during each of the next ten years and thereafter, assuming that tenants exercise no renewal options, but do exercise early termination rights.

Year of Lease Expiration	Total Number of Leases	GLA	Annualized Base Rent (1)	Percentage of Total Annualized Base Rent

2013 (2)	46	186,327	$1,642,000	12.3%
2014	29	56,136	1,175,000	8.8%
2015	39	149,003	2,398,000	18.0%
2016	30	132,902	1,754,000	13.2%
2017	29	101,669	1,799,000	13.5%
2018	5	17,123	269,000	2.0%
2019	6	13,073	264,000	2.0%
2020	2	8,858	122,000	0.9%
2021	7	44,898	753,000	5.7%
2022	13	80,119	1,536,000	11.5%
Thereafter	9	178,167	1,619,000	12.1%
Totals	215	968,275	$13,331,000	100.0%

(1)	Annualized base rent is calculated by multiplying (i) monthly base rent as of December 31, 2012, by (ii) 12.
(2)	Includes the expiration of a temporary lease with The Urban Rug Company for 82,120 square feet of Woodlake Pointe.

ITEM 3.          LEGAL PROCEEDINGS.

                    In the ordinary course of business, we may become subject to litigation or claims. Neither we nor our properties are the subject of any material pending legal proceeding, nor are we aware of any proceeding that a governmental authority is contemplating against us.

ITEM 4.          MINE SAFETY DISCLOSURES.

                    Not Applicable.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

                    As of March 28, 2013, we had 2,844 units outstanding held by 1,190 limited partners.

                    There is no established public trading market for our Units. The Units, which are “restricted securities” as defined in Rule 144 promulgated by the SEC under the Securities Act, must be held indefinitely unless they are subsequently registered under the Securities Act and any applicable state securities laws or unless, upon the advice of counsel satisfactory to us, the Units are sold in a transaction that is exempt from the registration requirements of such laws. We have not agreed to register under the Securities Act for sale by Limited Partners and there were no Units that are being, or have been publicly proposed to be, publicly offered by us. No Units have been sold since we closed the Offering on October 31, 2006.

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

OVERVIEW AND EXECUTIVE SUMMARY

                    We are a Texas limited partnership formed in April 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, commercial real estate consisting primarily of single-tenant and multi-tenant retail properties. Our General Partner is a Texas corporation and wholly-owned subsidiary of AmREIT, an SEC reporting Maryland corporation that has a class of securities listed on the NYSE and that has elected to be taxed as a REIT. AmREIT and its predecessors have sponsored and advised 20 partnerships, or similar investment funds formed for the purpose of investing in properties during their 29-year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of the properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under our limited partnership agreement. Our General Partner invested $1,000 in us in exchange for its general partner interest and invested $800,000 in us in exchange for 32 Units.

                    Rental income accounted for 100% of our total revenue during the years ended December 31, 2012, 2011, and 2010, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. As of December 31, 2012, our properties had an average occupancy of 83%, and the average leverage ratio of the properties in which we have an investment was approximately 55%, with 51% of such debt carrying a fixed rate of interest.

Our Portfolio and Joint Ventures

                    As of December 31, 2012, our investments included two wholly-owned properties comprising approximately 125,000 square feet of GLA and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,190,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas. We acquired all of these properties subsequent to our formation.

                    Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the note (including the right to the property) in January 2012, and we entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of the obligations under the Olmos Creek mortgage. As a result, we no longer own this property. We recorded a gain on extinguishment of debt of $1.5 million during the first quarter of 2012, which represents the amount by which the balance owed under the note payable exceeds the estimated fair value of the property.

                    Our joint ventures are structured as limited partnerships or limited liability companies in which we own interests. Each of these limited partnerships or limited liability companies directly owns one or more of the seven underlying properties. Each general partner or managing member is responsible for establishing policies and operating procedures with respect to the business and affairs of the underlying property. However, we and each of our joint venture partners must approve all significant decisions involving the properties.

                    On April 10, 2012, 5433 Westheimer, LP, an investment accounted for under the equity method, sold the 152-room hotel for $28.7 million, and the net proceeds were used to pay down the loan balance to $3.8 million. 5433 Westheimer, LP refinanced this note on October 19, 2012. See further discussion in Note 4 of the Notes to Consolidated Financial Statements regarding the planned redevelopment of this property.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

                    Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of our tenants. Management believes the most critical accounting policies in this regard are revenue recognition, regular evaluation of whether the value of a real estate asset has been impaired, accounting for the investment in real estate assets and accounting for the investment in non-consolidated entities. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience as well as various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

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

                    We performed an impairment assessment on our Olmos Creek property during the third quarter of 2011 given the impending loan maturity in November 2011. We determined that the property was impaired based upon our estimate of its fair value if sold, which was $9.6 million. Accordingly, we recorded an impairment of approximately $2.1 million during the year-ended December 31, 2011. The debt matured unpaid on November 1, 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the new owner on February 6, 2012 in exchange for a release of the obligations under the Olmos Creek mortgage. As a result, we no longer own this property. We recorded a gain on the extinguishment of debt of approximately $1.5 million during the first quarter of 2012, which represents the amount by which the balance owed under the note payable exceeds the estimated fair value of the property.

Investment in Non-Consolidated Entities

                    As of December 31, 2012, we had ownership interests in nine real estate properties, two of which are consolidated into our financial statements. Although we exercise significant influence over the activities of the remaining seven properties, we do not have a controlling financial interest in them. Accordingly, all of our real estate investments in these properties are reported under the equity method of accounting. Our joint ventures recognize revenues from rents and tenant reimbursements in the same manner as discussed in the “Revenue Recognition” section above; however, we record our percentage interest in the earnings and losses of these entities in our statement of operations on a net basis in equity in losses from non-consolidated entities on our consolidated statements of operations.

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

RESULTS OF OPERATIONS

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

                    Scheduled Lease Expirations - During 2013, 9.6% of the total square footage of our two consolidated properties expires, and 15.5% of the total square footage of our non-consolidated properties expires. Our leasing strategy for 2013 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

                    Revenue. Revenue increased approximately $309,000 for the year ended December 31, 2012 as compared to 2011 ($3.1 million in 2012 versus $2.8 million in 2011). The increase was primarily attributable to (i) increases in occupancy at our Lantern Lane property with two new additional tenants representing approximately $186,000 of the increase and (ii) a new tenant at Westside Plaza that took occupancy of the former DSW Shoe Store space after the first quarter of 2011 representing approximately $51,000 of the increase.

                    Asset management fees – related party. Asset management fees – related party decreased approximately $252,000 for the year ended December 31, 2012 as compared to 2011 ($235,000 in 2012 versus $487,000 in 2011). Our asset management fees are calculated based upon the net value of our assets which has declined.

                    Property expense. Property expense increased approximately $69,000 for the year ended December 31, 2012 as compared to 2011 ($944,000 in 2012 versus $875,000 in 2011). This increase was primarily due to approximately $75,000 of non-reimbursable repairs and maintenance at our Lantern Lane property.

                    Equity in Losses from Non-Consolidated Entities. Equity in losses from non-consolidated entities increased approximately $104,000 for the year ended December 31, 2012 as compared to 2011 ($1.3 million in 2012 versus $1.2 million in 2011). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increase was primarily due to a loss recorded on the sale of the 152-room hotel by our 5433 Westheimer joint venture of approximately $94,000 (representing our portion of the loss) as discussed in Note 4 of the Notes to Consolidated Financial Statements.

                    Income (Loss) from Discontinued Operations. Income (loss) from discontinued operations increased by $2.2 million during 2012 as compared to 2011 ($1.5 million of income in 2012 versus $715,000 of loss in 2011). Our income from discontinued operations during 2012 was the result of the gain on debt extinguishment of $1.5 million recorded during the first quarter of 2012 when we delivered the Olmos Creek property to the lender as full settlement of the debt. During 2011, we recorded $2.1 million of impairment expense on our Olmos Creek property, which was partially offset by a gain of $1.7 million from the sale of our Market at Lake Houston property. See also Note 3 of the Notes to Consolidated Financial Statements for further discussion of our discontinued operations.

                    Net (Income) Loss Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest of $671,000 for 2011 represents the gain recognized from the sale of the Market at Lake Houston property in February 2011, a portion of which was attributable to a non-controlling interest. Since we no longer have consolidated subsidiaries in which we own less than 100% of the ownership interest, there was no amount for the year ended December 31, 2012.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

                    Revenue. Revenue decreased approximately $242,000 for the year ended December 31, 2011 as compared to 2010 ($2.8 million in 2011 versus $3.0 million in 2010). The decrease is primarily attributable to the DSW Shoes vacancy at Westside Plaza and the Blockbuster vacancy at Lantern Lane. We subsequently increased occupancy with a new tenant at our Westside Plaza property, although at a rental rate lower than the previous tenant.

                    Asset management fees – related party. Asset management fees – related party decreased approximately $131,000 for the year ended December 31, 2011 as compared to 2010 ($487,000 in 2011 versus $618,000 in 2010). Our asset management fees are calculated based upon the net value of our assets, which decreased between the 2010 and 2011 periods.

                    Legal and Professional Fees. Legal and professional fees increased approximately $191,000 for the year ended December 31, 2011 as compared to 2010 ($385,000 in 2011 versus $194,000 in 2010). This increase was due to a non-recurring audit of one of our non-consolidated entities.

                    Depreciation and Amortization. Depreciation and amortization decreased approximately $204,000 for the year ended December 31, 2011 as compared to 2010 ($1.1 million in 2011 versus $1.3 million in 2010). This decrease was primarily due to a decrease in amortization of in-place leases as a substantial portion of those costs became fully amortized during the first quarter of 2011 or were written off due to tenant vacancies.

                    Equity in Losses from Non-Consolidated Entities. Equity in losses from non-consolidated entities decreased approximately $2.4 million for the year ended December 31, 2011 as compared to 2010 ($1.2 million in 2011 versus $3.6 million in 2010). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decrease was due to increased depreciation expense on our Woodlake Square property during 2010. Our joint venture reassessed and shortened the estimated useful lives of various buildings consistent with its plan to demolish such buildings as part of the redevelopment, which led to increased depreciation expense on the property during the period.

                    Income (Loss) from Discontinued Operations. Income (loss) from discontinued operations increased by $237,000 million during 2011 as compared to 2010 ($715,000 of net loss in 2011 versus $478,000 of loss in 2010). During 2011, we recorded $2.1 million of impairment expense on our Olmos Creek property, which was partially offset by a gain of $1.7 million from the sale of our Market at Lake Houston property. See also Note 3 of the Notes to Consolidated Financial Statements for further discussion of our discontinued operations.

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

LIQUIDITY AND CAPITAL RESOURCES

                    As of December 31, 2012 and 2011, our cash and cash equivalents totaled approximately $3.2 million and approximately $1.8 million, respectively.

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

                    Historically, we have faced significant liquidity challenges over the last several years. Other than our Olmos Creek property, as discussed below, we have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) sales of certain of our properties and investments in non-consolidated entities, (5) obtaining funds through additional borrowings from AmREIT and/or (6) selling certain of our investments, including the anticipated sale of a single tenant building and portion of land by our Woodlake Pointe joint venture. See also Note 4 of the Notes to Consolidated Financial Statements.

                    Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the mortgage (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of the obligations under the Olmos Creek mortgage. As a result, we no longer own this property.

                    On November 30, 2012, we modified the terms of our Lantern Lane mortgage to extend the due date, and we entered into a second loan for $2.2 million in net cash proceeds to us. We subsequently made a $1 million payment on our loan to AmREIT on December 4, 2012. The remaining cash was retained for working capital needs to fund our portion (50%) of the lease-up strategy at our Casa Linda property in 2013 (discussed below).

                    We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property (a 50% joint venture between us and MIG IV) representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements, to support a refinance of the property’s $38.0 million mortgage that matures January 2014. The joint venture has made progress with signing new leases, but additional improvements and vacancy lease-up are needed. The joint venture will likely require a one-year extension of the loan to complete this strategy so that we can later accomplish a long-term refinance of the property. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given that we will be successful in obtaining the extension. We do not guarantee this debt and our risk of loss is limited to our investment balance in the Casa Linda joint venture of $2.7 million as of December 31, 2012. We expect to fund our capital requirements with cash on hand, cash proceeds from the anticipated sale of a portion of the land and single tenant building at our Woodlake Pointe property (discussed below) and operating cash flows.

                    On March 15, 2013, our Woodlake Pointe joint venture entered into a letter of intent to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.2 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the second quarter of 2013, and our portion of the net cash proceeds (30%) is approximately $1.5 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy and for working capital needs.

                    There is no guarantee that we and our joint ventures will be successful with all of the above liquidity initiatives and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. Historically, AmREIT has deferred payment of advisory fees earned and payable to the extent such deferrals of fees were necessary for our continued operation. Such fees included property management, asset management, development fees, interest expense on amounts owed to AmREIT and reimbursements of certain of AmREIT’s general and administrative costs. During 2013, we resumed monthly payments of interest, asset management fees and overhead allocations to AmREIT. However, AmREIT has agreed that it will not require us to repay the $3.7 million notes payable–related party we owe to AmREIT as of December 31, 2012 until a date subsequent to January 1, 2014, if requiring such repayment would prevent the execution of our strategy or present an unnecessary financial hardship. In the event our liquidity is not sufficient to execute our strategy, AmREIT has agreed to provide financial support and defer payments subject to its continued ability to do so. Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute our strategic plan through a combination of the foregoing liquidity initiatives.

                    Even with the above, we may still incur individual setbacks and significant losses. Additionally, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of one or more properties owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

Current Market Conditions

                    Over the past several years our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. The United States economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the United States and continuing global economic uncertainty have kept markets volatile. Our General Partner believes that the retail real estate market is likely to remain depressed into 2013; however, it is difficult to determine the breadth and duration of the financial market problems and how such problems may affect our tenants and the valuation of our assets.

Our Historical Cash Flows

	For the years ended December 31,
	2012	2011
Operating activities	$(154)	$(557)
Investing activities	93	2,622
Financing activities	1,416	(2,896)

                    Operating Activities - During the year ended December 31, 2012, net cash flows used in operating activities decreased approximately $403,000 ($154,000 of cash used in operating activities during 2012 versus $557,000 of cash used in operating activities during 2011). This decrease in operating cash outflows was primarily attributable to a reduction in our operating loss, which was driven by additional revenue and occupancy rates at Westside Plaza and Lantern Lane.

                    Investing Activities - During the year ended December 31, 2012, net cash flows provided by investing activities decreased approximately $2.5 million as compared to 2011 ($93,000 provided by investing activities in 2012 versus $2.6 million in 2011). This decrease in cash inflows was primarily due to net cash proceeds of $4.5 million received from the sale of The Market at Lake Houston property in February 2011, partially offset by an investment of $1.8 million (our 20% funding requirement) in PTC/BSQ Holding Company LLC in order to acquire the vacant anchor building within the Preston Towne Crossing shopping center.

                    Financing Activities - During the year ended December 31, 2012, net cash flows provided by financing activities increased approximately $4.3 million as compared to 2011 ($1.4 million provided by financing activities in 2012 versus $2.9 million used in financing activities in 2011). In November 2012, we modified our Lantern Lane mortgage to extend the due date, and we entered into a second loan for $2.2 million in net cash proceeds to us. This was partially offset by a $1.0 million payment to AmREIT on our notes payable – related party. During 2011, we made distributions to our non-controlling partner of $1.9 million and distributions to our Limited Partners of $671,000 as a result of the sale of The Market at Lake Houston. During 2011, we also paid loan escrow and loan acquisition costs of approximately $900,000. This was partially offset by net borrowings from AmREIT and from new loans of approximately $900,000 after payment of our original Lantern Lane mortgage.

Future Contractual Obligations

                    As of December 31, 2012, we had the following contractual long-term mortgage debt obligations (see also Note 6 of the Notes to Consolidated Financial Statements for further discussion regarding the specific terms of our debt) (in thousands):

Scheduled payments by year	Principal	Loan maturities	Interest (1)	Total payments

2013	$194	$-	$1,047	$1,241
2014	205	-	1,035	1,240
2015	90	24,270	700	25,060
2016 and thereafter	-	-	-	-
Total	$489	$24,270	$2,782	$27,541

(1)

This table includes interest expense for a variable rate loan on our Lantern Lane property. The table assumes that the total balance ($15.0 million) and the interest rates as of December 31, 2012 (3.0%) remain constant through maturity.

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

Off- Balance Sheet Arrangements

                    As of December 31, 2012, none of our off-balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. However, we own interests in several unconsolidated joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

                    We also serve as guarantor on debt in the amount of $18.4 million that is the primary obligation of our non-consolidated joint ventures. Included in this amount is $2.2 million that we guaranteed related to our 5433 Westheimer property and $16.2 million related to our Woodlake Square property. We and our joint venture partner are joint and several guarantors of 25% of the 5433 Westheimer debt and fully guarantee the Woodlake Square debt. See Note 4 of the Notes to Consolidated Financial Statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                    Not applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPLEMENTARY DATA.

                    Our consolidated financial statements, including the notes and financial schedule thereto, and the report of our independent auditors are included in this Annual Report on Form 10-K beginning at page F-1 and are incorporated herein by reference.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                    None.

ITEM 9A.           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

                    Under the supervision and with the participation of our General Partner’s CEO and CFO, our principal executive officer and principal financial officer, respectively, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2012. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

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

                    Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, and, with the participation of AmREIT’s CEO and CFO, who are our principal executive officer and principal financial officer, respectively, conducted an evaluation of the effectiveness of AmREIT’s internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we believe that our internal control over financial reporting is effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

                    There has been no change to our internal control over financial reporting during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION.

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

                    We have no directors or executive officers. We are managed by our General Partner, which does not have any employees and relies upon the personnel of AmREIT and its affiliates to perform services for us. Our limited partnership agreement provides that the Partnership will continue until December 31, 2025, unless sooner terminated. As we have no directors and are managed by our General Partner, we have no standing audit, nominating, or compensation committees.

                    The following table sets forth certain information regarding the officers and director of our General Partner, all of whom are officers of AmREIT and are expected to make a significant contribution to us.

Name	Age	Position
H. Kerr Taylor	62	President, Chief Executive Officer and Director
Chad C. Braun	40	Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary
Brett P. Treadwell	43	Managing Vice President – Finance

                    H. Kerr Taylor serves as our General Partner’s President, Chief Executive Officer and Director, and has served in this capacity since the formation of the Partnership. He is the founder of AmREIT and serves as its Chairman of the Board, Chief Executive Officer and President. Mr. Taylor has guided the growth of AmREIT and its predecessors for over 29 years. His primary responsibilities include overseeing strategic initiatives as well as building, mentoring and leading AmREIT’s team of professionals. Mr. Taylor has over 33 years of experience within the real estate industry, and has participated in over 300 transactions involving brokerage, development and management of premier real estate projects. He received a Bachelor of Arts degree from Trinity University, a Masters Degree in Business Administration from Southern Methodist University and his law degree from South Texas College of Law. Mr. Taylor is chairman of the board of Pathways for Little Feet and serves as a board member of Life House, Inc., Uptown District and as an Elder of First Presbyterian Church. Mr. Taylor is a lifetime member of the International Council of Shopping Centers and Urban Land Institute and is a member of the Texas Bar Association.

                    Mr. Taylor was selected and is qualified to serve as the sole director of our General Partner because of his intimate knowledge of AmREIT and its affiliated companies and his extensive experience within the real estate industry.

                    Chad C. Braun serves as our General Partner’s Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary, and has served in this capacity since the formation of the Partnership. He also serves in this same position for AmREIT. Mr. Braun is responsible for corporate finance, equity capital markets, debt structuring and placement, investor relations, accounting and SEC reporting, and he oversees investment sponsorship and product creation. Mr. Braun has over 18 years of accounting, financial and real estate experience. Prior to joining AmREIT in 1999, he served as a manager in the real estate advisory services group at Ernst & Young LLP. He has provided extensive consulting and audit services to a number of REITs and private real estate companies, including financial statement audits, portfolio acquisition and disposition, portfolio management, merger integration and process improvement, financial analysis and capital markets and restructuring transactions. Mr. Braun received a Bachelor of Business Administration degree in Accounting and Finance from Hardin Simmons University and subsequently earned the CPA designation and his Series 63, 7, 24 and 27 securities licenses. He is a member of the National Association of Real Estate Investment Trusts and the Texas Society of Certified Public Accountants.

                    Brett P. Treadwell serves as our General Partner’s Managing Vice President — Finance and has served in this capacity since the formation of the Partnership. He also serves in this position for AmREIT. Within AmREIT he is responsible for leading AmREIT’s financial reporting team as well as assisting in establishing and executing AmREIT’s strategic financial initiatives. He oversees our filings with the SEC, our periodic internal reporting to management and our compliance with the Sarbanes-Oxley Act of 2002. Mr. Treadwell has over 20 years of accounting and financial experience and prior to joining AmREIT in 2004, he served as a senior manager with Arthur Andersen LLP and with PricewaterhouseCoopers, LLP. He has provided extensive audit services, regularly dealt with both debt and equity offerings for publicly traded and privately owned clients in various industries and has strong experience with SEC reporting and registration statements and offerings. Mr. Treadwell graduated Magna Cum Laude from Baylor University with a Bachelor of Business Administration and subsequently earned the CPA designation.

Section 16(a) Beneficial Ownership Reporting Compliance

                    Based on a review of Forms 3, 4 and 5 furnished to us under Rule 16a-3(e) of the Exchange Act during the fiscal year ended December 31, 2012, we know of no reporting person who has failed to file on a timely basis, as disclosed in the above forms, any report required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2012.

Code of Ethics

                    We have not adopted a Code of Ethics because we are managed by our General Partner, and therefore, have no officers or employees to whom a Code of Ethics would apply.

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

                    We have no officers or directors. Our General Partner owns our sole general partner interest and also owns our Units. None of the officers of our General Partner own any of our Units.

                    As of March 28, 2013, there were 2,844 Units owned by 1,190 Limited Partners.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Compensation Arrangements

                    Our General Partner and its affiliates received the payments and fees from us described below. These payments and fees may be higher than payments and fees that would have resulted from an arm’s-length transaction with an unrelated entity.

Type and Recipient	Determination of Amount	For the year ended December 31, 2012	For the year ended December 31, 2011

Asset Management Fee – General Partner	A monthly fee of one-twelfth of 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.	$234,972	$487,339

Development and Acquisition Fees – General Partner	Between 4.0% and 6.0% of project costs depending on the size and the scope of the development.	No amount to report	No amount to report

Property Management and Leasing Fees – ARIC	Property management fees not to exceed 4.0% of the gross rentals for providing management, operating, maintenance and other services. Leasing fees not to exceed 2.0% of base rent on a lease renewal and 6.0% of base rent on an initial lease for procuring tenants and negotiating the terms of the tenant leases.	$302,000	$305,644

Reimbursement of Operating Expenses – General Partner	We reimburse the actual expenses incurred by our General Partner in connection with its provision of administrative services, including related personnel costs.	$390,359	$408,271

Interest expense on notes payable- related party	We incur interest on amounts loaned to us by our General Partner. See Note 6 of the Notes to Consolidated Financial Statements for a discussion of our notes payable- related party.	$332, 226	$200,091

	Liquidating Stage

Distributions of Net Cash Flow – General Partner

Our General Partner is entitled to distributions during the liquidation stage of 1% to our General Partner and 99% to our Limited Partners until our Limited Partners have received cumulative distributions equal to 100% of their invested capital plus an amount equal to 10% per annum uncompounded on their adjusted capital. At such time, our General Partner will receive 100% of distributions made until our General Partner has received cumulative distributions in an amount equal to 40% of net cash flow paid to date of our Limited Partners in excess of their invested capital. Thereafter, our General Partner will receive 40% of distributions and our Limited Partners will receive 60% of distributions.

		No amount to report	No amount to report

Joint Ventures with Affiliates

                    As of December 31, 2012, we have three joint ventures with our affiliates.

                    In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP, which owns Casa Linda, the multi-tenant retail property in Dallas, Texas. The remaining 50% is owned by MIG IV.

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

                    In November 2007, we acquired a 30% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property in Houston, Texas. In May 2008, the joint venture acquired an additional tract of land adjacent to Woodlake Pointe property. The remaining 70% is 60% owned by MIG IV, our affiliate, and 10% owned by ARIC.

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

                    As part of our September 2011 refinance of our Lantern Lane debt, we borrowed an additional $1.5 million from AmREIT, Inc. in October 2011. During 2012, we borrowed an additional $500,000 to fund the payment of real estate taxes, and later repaid $1.0 million.

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

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

                    KPMG, LLP, independent registered public accounting firm and certified public accountants (“KPMG”), served as our independent accountants for the fiscal year ended December 31, 2012. The following is an explanation of the fees billed to us by KPMG for professional services rendered for the fiscal years ended December 31, 2012 and 2011.

Audit Fees

                    The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-Q, or other services normally provided by KPMG in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and 2011 totaled $145,500 and $135,600, respectively.

Audit-Related Fees, Tax Fees and All Other Fees

                    The services that have been performed by KPMG have been limited to audit related services. Accordingly, we have paid no non-audit related fees, tax fees or other fees to KPMG for the fiscal years ended December 31, 2012 and 2011.

Audit Committee’s Pre-Approval Policies and Procedures

The Company does not have an independent audit committee. Our General Partner must approve any services to be performed by our independent auditors and has approved all audit fees for the years ended December 31, 2012 and 2011, respectively.

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

                    The following exhibits are filed as part of or incorporated by reference in this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund III, Ltd., dated April 19, 2005.	10-SB	3.1	4/30/2007
3.2	Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund III, Ltd., effective April 19, 2005, between AmREIT Monthly Income & Growth III Corporation and AmREIT, the initial limited partner.	10-SB	3.2	4/30/2007
10.1	Fixed Rate Note (A Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.	10-SB	10.1	4/30/2007
10.2	Fixed Rate Note (B Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.	10-SB	10.2	4/30/2007

10.3	Loan Assumption and Substitution Agreement, dated September 30, 2005, among AmREIT Westside Plaza, LP, AmREIT Monthly Income & Growth Fund III, Ltd., AmREIT, Shafer Plaza I, Ltd., Steven G. Shafer, Wells Fargo Bank, N.A., and CBA-Mezzanine Capital Finance, LLC.	10-SB	10.3	4/30/2007
10.4	Second Amended and Restated Property Management and Leasing Agreement, dated December 28, 2005, between AmREIT Westside Plaza, LP and AmREIT Realty Investment Corporation.	10-SB	10.4	4/30/2007
10.5	Management and Leasing Agreement, dated November 22, 2005, between AmREIT Lake Houston, LP and AmREIT Realty Investment Corporation.	10-SB	10.5	4/30/2007
10.6	Promissory Note, dated December 12, 2005, between AmREIT Lake Houston, LP and Morgan Stanley Mortgage Capital, Inc.	10-SB	10.6	4/30/2007
10.7	Commercial Property Management and Leasing Agreement, dated March 30, 2006, between 5433 Westheimer, LP and Songy Partners Limited.	10-SB	10.7	4/30/2007
10.8	Promissory Note, dated September 28, 2006, between AmREIT Lantern Lane, LP and Differential Development — 1994, Ltd.	10-SB	10.8	4/30/2007
10.9	Management and Leasing Agreement, dated September 28, 2006, between AmREIT Lantern Lane, LP and AmREIT Realty Investment Corporation.	10-SB	10.9	4/30/2007
10.10	Promissory Note, dated December 8, 2006, between AmREIT Casa Linda, LP and Morgan Stanley Mortgage Capital, Inc.	10-SB	10.10	4/30/2007
10.11	Secured Promissory Note, dated September 29, 2006, between AmREIT Olmos Creek, LP and NLI Commercial Mortgage Fund, LLC.	10-SB	10.11	4/30/2007
10.13	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Preston Towne Crossing, LP and AmREIT Realty Investment Corporation.	10-SB	10.13	4/30/2007
10.14	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Berkeley, LP and AmREIT Realty Investment Corporation.	10-SB	10.14	4/30/2007
10.15	Loan Assumption Agreement, dated December 7, 2006, among Berkeley Center, Ltd., William L. Hutchinson, AmREIT SSPF Berkeley, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.	10-SB	10.15	4/30/2007
10.16	Loan Assumption Agreement, dated December 7, 2006, among PTC Dunhill Holdings, Ltd., William L. Hutchinson, AmREIT SSPF Preston Towne Crossing, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.	10-SB	10.16	4/30/2007
10.17	Real Estate Sales Contract, effective as of January 14, 2011, between AmREIT Lake Houston, L.P., and AmREIT Realty Investment Corporation.	10-K	10.17	3/31/2011

10.18	Term Loan Agreement effective October 7, 2011 between AmREIT Lantern Lane, LP and U.S. Bank National Association.	8-K	10.1	10/12/2011
10.19	Settlement Agreement effective February 6, 2012 between AmREIT Monthly Income and Growth Fund III, Ltd. and Q Olmos Creek Property, LLC.	8-K	10.1	2/10/2012
10.20	Second Promissory Note effective November, 29, 2012 between AmREIT Lantern Lane, LP and U.S. Bank National Association.				X
31.1	Certification of H. Kerr Taylor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chad C. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of H. Kerr Taylor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chad C. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

*

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) the Notes to the Consolidated Financial Statements, and (vi) Financial Statement Schedule III.

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
Date: March 28, 2013

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

Report of Independent Registered Public Accounting Firm

The Partners
AmREIT Monthly Income and Growth Fund III, Ltd.:

We have audited the accompanying consolidated balance sheets of AmREIT Monthly Income and Growth Fund III, Ltd. and subsidiaries (the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and related schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Monthly Income and Growth Fund III, Ltd. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Houston, Texas
March 28, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for Unit data)

	2012	2011
ASSETS
Real estate investments at cost:
Land	$11,089	$13,988
Buildings	21,484	29,856
Tenant improvements	1,217	894
	33,790	44,738
Less accumulated depreciation and amortization	(5,732)	(6,978)
	28,058	37,760

Investment in non-consolidated entities	20,749	22,586
Acquired lease intangibles, net	28	340
Net real estate investments	48,835	60,686

Cash and cash equivalents	3,170	1,815
Tenant and account receivables, net	462	449
Accounts receivable - related party	470	102
Notes receivable	103	-
Deferred costs, net	710	643
Other assets	543	811
TOTAL ASSETS	$54,293	$64,506

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$24,759	$33,868
Notes payable - related party	5,622	4,982
Accounts payable and other liabilities	629	666
Accounts payable - related party	49	20
Acquired below-market lease intangibles, net	4	49
Security deposits	127	144
TOTAL LIABILITIES	31,190	39,729
Partners’ capital:
General partner	-	-
Limited partners, 2,833 Units outstanding at
December 31, 2012 and 2011, respectively	23,103	24,777
TOTAL PARTNERS’ CAPITAL	23,103	24,777

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$54,293	$64,506

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2012, 2011 and 2010
(in thousands, except for per Unit data)

	2012	2011	2010
Revenues:
Rental income from operating leases	$3,067	$2,758	$3,000
Total revenues	3,067	2,758	3,000

Expenses:
General and administrative	140	113	92
General and administrative - related party	390	408	437
Asset management fees - related party	235	487	618
Property expense	944	875	818
Property management fees - related party	115	104	122
Legal and professional	352	385	194
Depreciation and amortization	1,110	1,066	1,270
Total operating expenses	3,286	3,438	3,551

Operating loss	(219)	(680)	(551)

Other income (expense):
Interest and other income	40	11	8
Interest expense	(1,663)	(1,634)	(1,619)
Equity in losses from non-consolidated entities	(1,325)	(1,221)	(3,639)
Margin tax expense	(35)	(27)	(17)
Total other expense	(2,983)	(2,871)	(5,267)

Loss before discontinued operations	(3,202)	(3,551)	(5,818)

Income (loss) from discontinued operations:
Loss from real estate operations	(5)	(2,449)	(478)
Gain on debt extinguishment	1,533	-	-
Gain on sale of real estate	-	1,734	-
Income (loss) from discontinued operations	1,528	(715)	(478)

Net loss, including non-controlling interest	(1,674)	(4,266)	(6,296)

Net (income) loss attributable to non-controlling interest	-	(671)	43
Net loss attributable to partners	$(1,674)	$(4,937)	$(6,253)

Weighted average Units outstanding	2,833	2,833	2,833
Net loss per Unit	$(591)	$(1,743)	$(2,207)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the years ended December 31, 2012, 2011 and 2010
(in thousands)

	Partners’ Capital
	General Partner	Limited Partners	Accumulated other comprehensive gain (loss)	Non-controlling Interest	Total

Balance at December 31, 2009	$-	$36,638	$(79)	$1,319	$37,878
Net loss attributable to Partners (1)	-	(6,253)	-	(43)	(6,296)
Increase in fair value of derivative	-	-	79	-	79
Balance at December 31, 2010	-	30,385	-	1,276	31,661
Net loss attributable to Partners (1)	-	(4,937)	-	671	(4,266)
Distributions	-	(671)	-	(1,947)	(2,618)
Balance at December 31, 2011	-	24,777	-	-	24,777
Net loss attributable to Partners (1)	-	(1,674)	-	-	(1,674)
Balance at December 31, 2012	$-	$23,103	$-	$-	$23,103

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $17, $50 and $63 for the years ended December 31, 2012, 2011 and 2010, respectively. The cumulative curative allocation since inception of the Partnership is $387. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2012, 2011 and 2010
(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net loss, including non-controlling interest	$(1,674)	$(4,266)	$(6,296)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment	-	2,096	-
Gain on extinguishment of debt	(1,533)	-	-
Gain on sale of real estate	-	(1,734)	-
Equity in losses from non-consolidated entities	1,325	1,221	3,639
Depreciation and amortization	1,394	1,655	2,345
Bad debt (recovery) expense	(32)	25	200
Increase in tenant and accounts receivables	(194)	(37)	(304)
Decrease (increase) in accounts receivable - related party	(388)	61	(31)
Increase in deferred costs	(351)	(169)	(91)
Decrease in other assets	256	156	64
Decrease in accounts payable and other liabilities	(15)	(534)	(57)
Increase in accounts payable - related party	1,075	965	669
(Decrease) increase in security deposits	(17)	4	39
Net cash provided by (used in) operating activities	(154)	(557)	177

Cash flows from investing activities:
Improvements to real estate	(537)	(254)	(125)
Payments received on notes receivable	3	-	-
Investments in non-consolidated entities	(73)	(1,988)	(435)
Distributions from non-consolidated entities	700	371	897
Proceeds from property sale	-	4,493	-
Net cash provided by investing activities	93	2,622	337

Cash flows from financing activities:
Proceeds from notes payable	2,200	12,800	-
Payments on notes payable	(148)	(13,629)	(165)
Proceeds from notes payable - related party	501	1,450	400
Payments on notes payable - related party	(1,000)	-	(1,400)
Loan escrow costs	-	(540)	-
Loan acquisition costs	(137)	(360)	-
Distributions	-	(671)	-
Distributions to non-controlling interest	-	(1,946)	-
Net cash provided by (used in) financing activities	1,416	(2,896)	(1,165)

Net increase (decrease) in cash and cash equivalents	1,355	(831)	(651)
Cash and cash equivalents, beginning of period	1,815	2,646	3,297
Cash and cash equivalents, end of period	$3,170	$1,815	$2,646

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$894	$2,206	$2,951
Cash paid during the period for taxes	$91	$91	$39

Supplemental schedule of noncash investing and financing activities:

Increase in notes payable - related party for accrued interest	$1,139	$976	$649
Notes payable assumed by buyer in property disposition	$-	$15,675	$-
Property delivered as settlement of debt	$9,628	$-	$-
Construction fees included in accounts payable	$115	$-	$-
Reclass from tenant and accounts receivable to notes receivable	$106	$-	$-

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

General

                    We were formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, Maryland corporation that has a class of securities listed on the NYSE and that has elected to be taxed as a REIT. The General Partner maintains its principal place of business in Houston, Texas. We commenced our principal operations on June 30, 2005, when we met the required minimum of $2.0 million in our Offering and issued 80 initial Units. We closed the offering on October 31, 2006 when we had received approximately $71.1 million from the sale of 2,844 Units. We invested substantially all of the net proceeds of the Offering in real properties.

                    As of December 31, 2012, our investments included two wholly-owned properties comprising approximately 125,000 square feet of GLA and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,190,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas.

                    Our operating period ended on October 31, 2012, and we have entered into our liquidation period. Over the past several years our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. The United States economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the United States and continuing global economic uncertainty have kept markets volatile. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations have been negatively impacted by these market dynamics. Because we have entered into our liquidation period, we do not intend to invest in any new real estate. Additionally, because the liquidation was not imminent, as of December 31, 2012, the financial statements are presented assuming we continue as a going concern.

Liquidity Challenges

                    Historically, we have faced significant liquidity challenges over the last several years. Other than our Olmos Creek property, we have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) sales of certain of our properties and investments in non-consolidated entities, (5) obtaining funds through additional borrowings from AmREIT and/or (6) selling certain of our investments, including the anticipated sale of a single tenant building and portion of land by our Woodlake Pointe joint venture. See also Note 4.

                    Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the mortgage (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of the obligations under the Olmos Creek mortgage. As a result, we no longer own this property.

                    On November 30, 2012, we modified the terms of our Lantern Lane mortgage to extend the due date, and we entered into a new loan that resulted in $2.2 million in net cash proceeds to us. We subsequently made a $1 million payment on our loan to AmREIT on December 4, 2012. The remaining cash was retained for working capital needs to fund our portion (50%) of the lease-up strategy at our Casa Linda property in 2013 (discussed below).

                    We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property (a 50% joint venture between us and MIG IV) representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements, to support a refinance of the property’s $38.0 million mortgage that matures January 2014. The joint venture has made progress with signing new leases, but additional improvements and vacancy lease-up are needed. The joint venture will likely require a one-year extension of the loan to complete this strategy so that we can later accomplish a long-term refinance of the property. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given that we will be successful in obtaining the extension. We do not guarantee this debt and our risk of loss is limited to our investment balance in the Casa Linda joint venture of $2.7 million as of December 31, 2012.

                    On March 15, 2013, our Woodlake Pointe joint venture entered into a letter of intent to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.2 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the second quarter of 2013, and our portion of the net cash proceeds (30%) is approximately $1.5 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy and for working capital needs.

                    There is no guarantee that we and our joint ventures will be successful with all of the above liquidity initiatives and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. Historically, AmREIT has deferred payment of advisory fees earned and payable to the extent such deferrals of fees were necessary for our continued operation. Such fees included property management, asset management, development fees, interest expense on amounts owed to AmREIT and reimbursements of certain of AmREIT’s general and administrative costs. During 2013, we resumed monthly payments of interest, asset management fees and overhead allocations to AmREIT. However, AmREIT has agreed that it will not require us to repay the $3.7 million notes payable–related party we owe to AmREIT as of December 31, 2012 until a date subsequent to January 1, 2014, if requiring such repayment would prevent the execution of our strategy or present an unnecessary financial hardship. In the event our liquidity is not sufficient to execute our strategy, AmREIT has agreed to provide financial support and defer payments subject to its continued ability to do so. Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute our strategic plan through a combination of the foregoing liquidity initiatives.

Strategic Plan

                    We believe that the retail real estate market is likely to remain at depressed levels in 2013 when compared to pre-recession levels; however, it is difficult to determine the breadth and duration of the unfavorable financial market conditions and how such conditions may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we and our General Partner have created a strategic plan to maximize the potential value of our real estate portfolio and execute an orderly, but opportunistic liquidation. The components of this strategic plan are as follows:

•

Complete our redevelopment projects with a goal to stabilize these projects during 2013. We believe that completing our development and redevelopment projects, including their lease-up and stabilization, will allow us to maximize the potential value and return on these properties upon sale. Our investments in 5433 Westheimer, Woodlake Pointe, and PTC/BSQ represent our assets currently under redevelopment. See Note 4 of the Notes to the Consolidated Financial Statements for further discussion of redevelopment plans at each of these properties.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to recommence distributions in 2014. We believe that upon stabilization of our redevelopment properties, coupled with continued and disciplined management of our operating properties, we will generate sufficient liquidity that could allow us to re-commence distributions to our Limited Partners; however, this most likely will occur as we begin to sell our real estate assets.

•

Sell our properties opportunistically, likely beginning in 2014, after the market has had a chance to recover. Once a property is marketed for sale, it may take several months, or even longer, to receive offers and complete due diligence by both parties. Our General Partner has in good faith begun to review market sales opportunities for our operating properties, but believes that retail property valuations continue to be depressed, and accordingly, attractive sales opportunities may not exist in the near term. When deciding whether or when to sell properties, our General Partner will consider many factors including, but not limited to the potential appreciation of property value as well as the timing of cash flows. As we have now entered the liquidation period, we expect to distribute the net proceeds, if any, generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

                    An orderly liquidation of all of our properties will take years for our General Partner to complete and wind up our operations. Because of challenging real estate market conditions, it is possible that investors may not recover all of their original investment. Although we believe that our strategic plan maximizes the potential value of our properties and is in the best interest of our Limited Partners, no assurances can be given that this strategy will be successful. Deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could prevent us from generating sufficient cash to meet our current plans and we could incur additional setbacks and significant losses. Additionally, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of one or more properties owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

                    Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of December 31, 2012, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Receivables and Allowance for Uncollectible Accounts

                    Tenant and Accounts Receivable, Net - Included in tenant receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries are included in general and administrative expense. As of December 31, 2012 and December 31, 2011, our allowance for uncollectible accounts related to our tenant receivables was $127,000 and $410,000, respectively.

                    Accounts Receivable – Related Party - Included in accounts receivable related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their development needs. These cash advances are due upon demand.

Development Properties

                    Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one-year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable.

Acquired Properties and Acquired Intangibles

                    We account for operating real estate acquisitions as an acquisition of a business as we believe most operating real estate meets the definition of a “business” under GAAP. Accordingly, we allocate the purchase price of acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include (i) an estimate of carrying costs during the expected lease-up periods, considering market conditions and (ii) costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to in-place lease value and above and below-market leases are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods where we believe the renewal is reasonably assured. Premiums or discounts on debt are amortized to interest expense over the remaining term of such debt. Costs related to acquiring operating properties are expensed as incurred.

Depreciation

                    Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings, up to 11 years for site improvements and over the term of the lease for tenant improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring.

Impairment

                    We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the year ended December 31, 2012. We performed an impairment assessment on our Olmos Creek Property (See Note 3) during 2011. We determined that this property was impaired based upon our estimate of its fair value if sold, which was $9.6 million. Accordingly, we recorded an impairment of approximately $2.1 million for the year ended December 31, 2011. See also Fair Value Measurements below.

Deferred Costs

                    Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. If a lease is terminated early, or a loan is paid in full prior to maturity, the remaining deferred costs will be written off. Accumulated amortization related to loan acquisition costs as of December 31, 2012 and 2011 totaled $501,000 and $358,000, respectively. Accumulated amortization related to leasing costs as of December 31, 2012 and 2011, totaled $197,000 and $184,000, respectively.

Income Taxes

                    No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners. We are, however, subject to taxation under the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. For the years ended December 31, 2012, 2011 and 2010 we recorded $35,000, $27,000 and $17,000, respectively for margin tax expense.

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

                    Recurring Fair Value Measurements and Financial Instruments - Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivables, accounts receivable – related party, notes receivable, notes payable, notes payable – related party, accounts payable – related party, and accounts payable and other liabilities. The carrying values of all of these financial instruments, except for our notes payable, are representative of the fair values due to the short-term nature of the instruments. See Note 6 for fair value disclosures of our notes payable.

                    Non-Recurring Fair Value Measurements, Impairment – As discussed above, we impaired our Olmos Creek property during the third quarter of 2011. We estimated that the fair value of the property was approximately $9.6 million. We determined that this non-recurring fair value measurement falls within Level 3 of the fair value hierarchy.

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

Operating Leases

                    Our operating leases generally range from two to twenty-five years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under noncancelable operating leases in existence at December 31, 2012 is as follows:

Year	Minimum base rents
2013	$2,396
2014	2,258
2015	2,156
2016	1,867
2017	1,230
Thereafter	6,340
$16,247

                    Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements recognized as revenue totaled $882,000, $955,000 and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Subsequent Events

                    We did not have any material subsequent events as of the date of this filing that impacted our consolidated financial statements.

3.	REAL ESTATE DISPOSITIONS AND DISCONTINUED OPERATIONS

                    Market at Lake Houston - On February 25, 2011, we sold the Market at Lake Houston property to AmREIT, which generated net proceeds of $4.5 million and resulted in a gain of $1.7 million. In conjunction with the sale, AmREIT assumed outstanding debt in the amount of $15.7 million that was secured by the property. This property was owned 60% by the Partnership and 40% by an affiliated fund whose general partner is also a subsidiary of AmREIT. The transaction was completed at fair market value pursuant to an independent appraisal process.

                    Olmos Creek - Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. We assessed the Olmos Creek property for impairment and recorded an impairment of $2.1 million in order to reflect it at its estimated fair value during the third quarter of 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to new owner on February 6, 2012 in exchange for a release of the obligations under the Olmos Creek mortgage. The settlement of the debt resulted in a gain on debt extinguishment of approximately $1.5 million as reported in income (loss) from discontinued operations on the consolidated statements of operations for the year ended December 31, 2012.

                    These disposed properties have been reflected as discontinued operations in the accompanying consolidated statement of operations. The following is a summary of our income (loss) from discontinued real estate operations for the periods presented below (amounts in thousands):

	For the year ended December 31,
	2012	2011	2010
Revenues:
Rental income from operating leases	$91	$1,391	$3,222
Total revenues	91	1,391	3,222
Expenses:
General and administrative	-	12	17
Impairment	-	2,096	-
Property expense	21	318	771
Property management fees - related party	3	53	126
Legal and professional	14	32	37
Depreciation and amortization	31	521	1,095
Total operating expenses	69	3,032	2,046
Operating income (loss)	22	(1,641)	1,176
Other expense:
Interest expense	-	(780)	(1,636)
Margin tax expense	(27)	(28)	(18)
Total other expense	(27)	(808)	(1,654)
Loss from real estate operations	(5)	(2,449)	(478)
Gain on debt extinguishment	1,533	-	-
Gain on sale of real estate	-	1,734	-
Income (loss) from discontinued operations	$1,528	$(715)	$(478)

4.	INVESTMENTS IN NON-CONSOLIDATED ENTITIES

                    We have investments in five entities through which we own an interest in seven properties that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows (amounts in thousands):

Investment	Ownership	December 31, 2012	December 31, 2011
5433 Westheimer	57.5%	$3,087	$3,573
Casa Linda	50%	2,707	3,439
Woodlake Pointe	30%	4,623	4,668
PTC/BSQ	20%	9,882	10,477
Woodlake Square	3%	450	429
Total		$20,749	$22,586

                    5433 Westheimer – We own a 57.5% interest in 5433 Westheimer, LP, which owns an office building with 134,000 square feet of GLA and formerly owned a 152-room hotel in Houston, Texas. The remaining 42.5% is owned by a third party, joint-venture partner. The property is not consolidated into our financial statements as we and our joint venture partner share equally in decision making rights. The debt securing the 5433 Westheimer property matured unpaid in December 2011. On April 10, 2012, 5433 Westheimer, LP sold the 152-room hotel for $28.7 million, and net the proceeds were used to pay down the loan balance to $3.8 million. 5433 Westheimer, LP continues to own and operate the office building. The lender extended the remaining debt outstanding through October 31, 2012. On October 19, 2012, 5433 Westheimer, LP refinanced this debt with a five-year term loan in the amount of $8.7 million, including amounts to be funded in the form of construction draws related to the planned redevelopment at the property. We and our joint venture partner are joint and several guarantors of 25% of this debt. We have initiated a redevelopment plan, primarily in the form of building and site improvements that we believe will allow for lease-up of the property at improved rental rates. We estimate that the redevelopment will cost approximately $6.8 million (including lease-up costs), which we expect to fund with the property’s operating cash flows and construction draws under the loan.

                    Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a multi-tenant retail property located in Dallas, Texas with a combined GLA of 325,000 square feet. The remaining 50% is owned by MIG IV, an affiliate of our General Partner. The property is secured by a $38.0 million, seven-year mortgage loan that matures in January 2014. The loan bears an annual interest rate of 5.48% and is interest-only until maturity. During 2012, we and MIG IV initiated a lease-up strategy for the property that includes certain tenant build-out and site improvements, to support a refinance of the property’s mortgage prior to maturity. The joint venture has made progress with signing new leases, but additional improvements and vacancy lease-up is needed. The joint venture will likely require a one-year extension of the loan to complete this strategy so that we can later accomplish a long-term refinance of the property. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given that we will be successful in obtaining the extension. We do not guarantee this debt and our risk of loss is limited to our investment balance in the Casa Linda joint venture of $2.7 million as of December 31, 2012. We expect that our portion of these costs (50%) to be incurred as part of this strategy is approximately $1.5 million. We expect to fund our capital requirements with cash on hand, cash proceeds from the anticipated sale of a portion of the land and single tenant building at our Woodlake Pointe property (discussed below) and operating cash flows.

                    Woodlake Pointe - We own a 30% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined GLA of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entities, MIG IV (60%) and ARIC (10%). During November 2011, Woodlake Pointe obtained a $6.7 million construction loan to fund its redevelopment. During 2011, we signed a lease with a large national fitness tenant, and we completed construction of a 45,000 square foot building on the property during 2012. We are in discussions with another anchor tenant for the existing building. As of December 31, 2012, Woodlake Pointe had incurred approximately $5.7 million in redevelopment costs with a total expected cost of approximately $6.7 million, including tenant improvements and leasing costs. On March 15, 2013, our Woodlake Pointe joint venture entered into a letter of intent to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.2 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the second quarter of 2013, and our portion of the net cash proceeds (30%) is approximately $1.5 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy and for working capital needs.

                    PTC/BSQ - We own a 20% interest in PTC/BSQ Holding Company LLC, which owns three multi-tenant retail properties located in Plano, Texas with a combined GLA of 460,000 square feet. The remaining 80% is owned by an unaffiliated third party. During the second quarter of 2011, we invested $1.8 million (our funding requirement of 20%) in this holding company in order to acquire the vacant anchor building within the Preston Towne Crossing shopping center. In December 2011, the joint venture refinanced the mortgage loans with a $44.4 million term loan maturing December 27, 2014. The term loan provides for $7.0 million of capital expenditures, which are held in escrow until the construction costs are incurred. The term loan included $7.0 million held in escrow to fund capital expenditures for the redevelopment of the anchor building as well as improvements to the remaining shopping center. Redevelopment began in January 2012 and is expected to be completed by June 2013. As of December 31, 2012, approximately $6.9 million of planned redevelopment costs have been incurred out of a total expected cost of $7.0 million, including tenant improvements and leasing costs. In connection with the planned refinance of this joint venture’s debt, the joint venture is contemplating additional redevelopment of between $5.0 million and $6.0 million. Based on preliminary discussions with a lender, we expect to refinance and increase this debt to $54.0 million with an additional $4.5 million in future available drawings for additional capital improvements and lease-up costs at the properties. The preliminary terms include a three year maturity with two one-year extension options. Proceeds from the expected refinance are to be used for additional capital improvements as well as to return a portion of equity to us and our joint venture partner.

                    Woodlake Square - We own a 3% interest in AmREIT Woodlake Square, LP, which owns a multi-tenant retail property located in Houston, Texas with a combined GLA of 161,000 square feet. The remaining 97% is owned by the third-party institutional partner (90%), ARIC (1%) and by MIG IV ( 6%). Our interest in Woodlake Square also carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. VIF II/AmREIT Woodlake L.P., is the borrower under a $20.9 million loan. The maturity of the new loan is July 2017. We, along with our affiliate MIG IV are joint and several repayment guarantors on the loan. We account for this investment using the equity method given our ability to significantly influence the property’s operations. The joint venture commenced redevelopment of this property in the third quarter of 2010 and completed the redevelopment in April 2011. On February 23, 2012, this entity sold a parcel of land that resulted in a gain of approximately $437,000. Our 3% share of this gain is included in our equity in losses from non-consolidated entities on our consolidated statement of operations. As of December 31, 2012, Woodlake Square had incurred approximately $6.8 million in redevelopment costs with a total expected cost of approximately $8.3 million, including additional tenant improvements and leasing costs.

                    We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities (at 100%) is summarized as of and for the years ended December 31, 2012 and 2011 as follows:

	As of December 31,
Combined balance sheets (in thousands)	2012	2011

Assets
Property, net	$156,806	$175,684
Cash	3,477	4,293
Other assets	20,297	26,160
Total assets	$180,580	$206,137

Liabilities and partners’ capital
Notes payable	$93,475	$114,604
Other liabilities	15,194	14,086
Partners’ capital	71,911	77,447
Total liabilities and partners’ capital	$180,580	$206,137

MIG IV share of net assets	$20,749	$22,586

	For the year ended December 31,
Combined Statements of Operations (in thousands)	2012	2011	2010
Revenues
Total revenues	$15,270	$19,604	$20,850

Expenses
Depreciation and amortization	5,788	6,690	14,145
Interest	4,250	5,006	6,024
Other	7,475	10,849	10,830
Total expenses	$17,513	$22,545	$30,999

Net Loss	$(2,243)	$(2,941)	$(10,149)

MIG IV share of net loss	$(1,325)	$(1,221)	$(3,639)

Derivative Financial Instruments

                    In December 2007, AmREIT Woodlake Square, LP, one of our non-consolidated investment entities, entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% in order to manage the volatility inherent in its variable-rate mortgage. The interest rate swap was designated as a hedge for financial reporting purposes. Changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income. This swap transaction was terminated when the underlying mortgage was refinanced in conjunction with the new joint venture agreement on the Woodlake Square property and the balance in accumulated other comprehensive gain was recorded to interest expense at as required by GAAP. For the year ended December 31, 2010, our portion of the increase in fair value totaled $79,000 and was included in accumulated other comprehensive gain (loss) on our consolidated statements of capital.

5.	ACQUIRED LEASE INTANGIBLES

                    We have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above- and below-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 1 year to 13 years. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term, plus any fixed-rate renewal options, if any, which range from 1 year to 13 years. The amortization (accretion) of above (and below) market leases is recorded as a reduction of (increase in) rental income, and the amortization of in-place leases is included in depreciation and amortization expense.

                    The table below details our acquired in-place and above and below-market lease amounts and their respective accumulated amortization as recorded on our consolidated balance sheets as follows (in thousands):

	As of December 31,
	2012	2011
Acquired lease intangible assets:
In-place leases	$1,318	$2,176
In-place leases - accumulated amortization	(1,294)	(1,845)
Above-market leases	210	265
Above-market leases - accumulated amortization	(206)	(256)
Acquired lease intangibles, net	$28	$340

Acquired lease intangible liabilities:
Below-market leases	$(408)	$(532)
Below-market leases - accumulated accretion	404	483
Acquired below-market lease intangibles, net	$(4)	$(49)

                    The table below details our acquired lease intangible activity for the years ended December 31, 2012 and 2011, respectively (in thousands):

	For the year ended December 31,
	2012	2011
Acquired lease intangible assets:
Disposals of in-place leases	$(858)	$(1,816)
Amortization of in-place leases	(115)	(176)
Disposals of accumulated amortization of in-place leases	666	1,070
Disposals of above-market leases	(56)	(4)
Amortization of above-market leases	(5)	(23)
Disposals of accumulated amortization of above-market leases	56	4

Acquired lease intangible liabilities:
Disposals of below-market leases	124	167
Accretion of below-market leases	$45	$69
Disposals of accumulated amortization of below-market leases	(124)	(104)

                    The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year ending December 31,	Amortization expense (in-place leases)	Rental income (above and below-market leases)
2013	$24	$-
2014 and thereafter	-	-
Totals	$24	$-

6.	NOTES PAYABLE

                    Our outstanding debt due to unrelated, third parties as of December 31, 2012 and December 31, 2011 was as follows (amounts in thousands):

Notes payable	2012	2011
Lantern Lane	$15,000	$12,800
Olmos Creek	-	11,161
Westside Plaza	9,759	9,907
Total	$24,759	$33,868

                    Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the new owner on February 6, 2012 in exchange for a release of the obligations under the note. As a result, we no longer own this property. We recorded a gain on the extinguishment of debt of $1.5 million during the first quarter of 2012, which represents the amount by which the balance owed under the note exceeded the estimated fair value of the property.

                    Our Westside Plaza debt is a fixed-rate mortgage loan and, our Lantern Lane debt is a variable-rate mortgage loan. We are currently delaying scheduled payments on our Westside Plaza debt, and we are in negotiations with the lender to refinance our Westside Plaza debt. Our mortgage loans are secured by our real estate properties and may be prepaid but could be subject to a yield-maintenance premium or prepayment penalty. Our mortgage loans are generally due in monthly installments of interest and principal and our mortgages mature in 2015. As of December 31, 2012, the weighted-average interest rate on our fixed-rate debt was 6.1%, and the weighted average remaining life of such debt was 2.4 years.

                    We also serve as guarantor on debt in the amount of $18.4 million that is the primary obligation of our non-consolidated joint ventures. Included in this amount is $2.2 million that we guaranteed related to our 5433 Westheimer property and $16.2 million related to our Woodlake Square property. We and our joint venture partner are joint and several guarantors of 25% of the 5433 Westheimer debt and fully guarantee the Woodlake Square debt. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

                    As of December 31, 2012, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled payments by year	Principal	Loan maturities	Total payments

2013	$194	$-	$194
2014	205	-	205
2015	90	24,270	24,360
2016 and thereafter	-	-	-
Total	$489	$24,270	$24,759

                    Notes Payable – Related Party – As of December 31, 2012 and December 31, 2011, our notes payable – related party were $5.6 million and $5.0 million, respectively. Approximately $1.0 million of our notes payable – related party is secured by our investment in the Woodlake Pointe property. The increase in our notes payable – related party represents additional borrowings of (i) $257,000 during the first quarter of 2012 primarily to fund the payment of real estate taxes, (ii) $244,000 of additional borrowings for working capital needs, (iii) $1.0 million related to the deferral of payment of fees and interest owed to our General Partner and its affiliates as part of our strategy to manage cash in the near-term. We made a $1.0 million payment on our loan to AmREIT on December 4, 2012. Of the total balance at December 4, 2012, $1.8 million accrues interest monthly at LIBOR plus a spread of 4.0% with a floor of 7.0%, and the remaining balance accrues interest monthly at LIBOR plus a spread of 3.875%, with a floor of 5.375%.

                    Fair Value of Notes Payable – We record our debt instruments based on contractual terms, net of any applicable premium or discount on our consolidated balance sheet. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities. In determining the fair value of our debt instruments, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We estimated the market rate of our fixed-rate debt to be approximately 3.6%, and we estimate that our variable-rate debt fair value approximates its carrying value as of December 31, 2012. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of notes payable was $25.3 million and $33.1 million at December 31, 2012 and December 31, 2011, respectively.

7.	CONCENTRATIONS

                    As of December 31, 2012 and December 31, 2011, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, both properties are located in the Houston metropolitan area. These Houston properties represent 100% of our rental income for the year s ended December 31, 2012, 2011 and 2010. Houston is Texas’ largest city and the fourth largest city in the United States.

                    Following are the base rents generated by our top five tenants during the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	For the year ended December 31,
Tenant	2012	2011	2010
Trend Mall	$379	$329	$-
Rice Food Markets, Inc.	283	292	292
Fidelity Investments	193	186	193
Fadis Mediterranean Delight	142	131	131
CVS Pharmacy	124	-	-
Totals	$1,121	$938	$616

8.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

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

•

second - 100% to the General Partner until it has received cumulative distributions from all sources (other than with respect to its Units it purchased) in an amount equal to 40% of the net cash flow paid to date to the Limited Partners in excess of their adjusted capital; and

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

9.	RELATED PARTY TRANSACTIONS

                    Certain of our affiliates receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us during the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

		For the year ended December 31,
Type of service	Service description & compensation	2012	2011	2010

Asset management	1% of the net invested capital under management for accounting-related services, investor relations, facilitating the deployment of capital and other services provided by the General Partner in operating the Partnership	$234,972	$487,339	$617,753

Development and acquisitions	Between 3% and 6% of project costs for services provided by the affiliate in identifying, evaluating, procuring and, if applicable, developing properties (capitalized as part of real estate assets)	-	-	-

Interest expense on notes payable-related party	We incur interest on amounts loaned to us by our General Partner. See Note 6 for a discussion of our notes payable-related party.	332,226	200,091	162,137

Property management and leasing	Property management fees are not to exceed 4% of gross rentals for providing property management, operating, maintenance and other services required to maintain a quality property. Leasing fees are not to exceed 2% of base rent on a lease renewal and 6% of based rent on an initial lease for procuring tenants and negotiating the terms of the tenant leases	302,000	305,644	338,487

Administrative costs and reimbursements	These costs represent actual expenses incurred by the General Partner in connection with its provision of administrative services, including personnel costs	390,359	408,271	437,473
		$1,259,557	$1,401,345	$1,555,850

                    In addition to the above fees incurred by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the years ended December 31, 2012, 2011 and 2010, such fees totaled $1.4 million. $1.4 million and $1.2 million, respectively. For more information, see Note 4 regarding investments in non-consolidated entities. On February 25, 2011, we sold the Market at Lake Houston property to AmREIT. For more information, see Note 3 regarding real estate dispositions and discontinued operations.

10.	COMMITMENTS AND CONTINGENCIES

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

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2012

	Initial Cost			Total Cost
Property Description	Building and Improvements	Land	Cost Capitalized Subsequent to Acquisition	Building and Improvements	Land	Total	Accumulated Depreciation	Date Acquired	Encumbrances
Westside Plaza	8,631,610	4,750,000	1,380,334	10,002,340	4,759,603	14,761,944	(2,156,139)	9/30/2005	9,759,494
Lantern Lane	11,386,338	6,308,354	1,332,747	12,698,093	6,329,346	19,027,439	(3,576,301)	9/29/2006	15,000,000

Total	$20,017,948	$11,058,354	$2,713,081	$22,700,433	$11,088,949	$33,789,383	$(5,732,440)		$24,759,494

Activity within real estate and accumulated depreciation during the three years in the period ended December 31, 2012 is as follows:

	Cost	Accumulated Depreciation
Balance at December 31, 2009	$66,724,237	$6,691,365
Acquisitions / additions	124,467
Disposals	(137,800)	(118,923)
Depreciation expense		1,799,324
Balance at December 31, 2010	$66,710,904	$8,371,766
Acquisitions / additions	254,325
Impairment	(2,096,332)	(11,391)
Disposals	(20,130,588)	(2,728,723)
Depreciation expense		1,345,931
Balance at December 31, 2011	$44,738,309	$6,977,583
Acquisitions / additions	516,632	-
Disposals	(11,465,558)	(2,176,682)
Depreciation expense	-	931,539
Balance at December 31, 2012	$33,789,383	$5,732,440

S-1