Form 10-Q
period 2013-03-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2013-05-14
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

DEFINITIONS

           As used in this Quarterly Report, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “we,” “our,” “MIG III,” the “Partnership” and “us” refer collectively to AmREIT Monthly Income & Growth Fund III, Ltd. and its subsidiaries, including joint ventures, unless the context clearly indicates otherwise.

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

Partners	Collectively our General Partner and Limited Partners.

PTC/BSQ	PTC/BSQ Holding Company LLC.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three months ended March 31, 2013.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for Unit data)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Real estate investments at cost:
Land	$11,089	$11,089
Buildings	21,484	21,484
Tenant improvements	1,303	1,217
	33,876	33,790
Less accumulated depreciation and amortization	(5,953)	(5,732)
	27,923	28,058

Investment in non-consolidated entities	20,611	20,749
Acquired lease intangibles, net	14	28
Net real estate investments	48,548	48,835

Cash and cash equivalents	888	3,170
Tenant and account receivables, net	450	462
Accounts receivable - related party	452	470
Notes receivable	116	103
Deferred costs, net	637	710
Other assets	498	543
TOTAL ASSETS	$51,589	$54,293

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$24,715	$24,759
Notes payable - related party	3,485	5,622
Accounts payable and other liabilities	528	629
Accounts payable - related party	110	49
Acquired below-market lease intangibles, net	—	4
Security deposits	127	127
TOTAL LIABILITIES	28,965	31,190
Partners’ capital:
General partner	—	—
Limited partners, 2,833 Units outstanding at March 31, 2013 and December 31, 2012	22,624	23,103
TOTAL PARTNERS’ CAPITAL	22,624	23,103

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$51,589	$54,293

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2013 and 2012
(in thousands, except for per Unit data)
(unaudited)

	Three months ended March 31,
	2013	2012

Revenues:
Rental income from operating leases	$850	$686
Total revenues	850	686

Expenses:
General and administrative	32	25
General and administrative - related party	91	94
Asset management fees - related party	59	59
Property expense	207	316
Property management fees - related party	31	27
Legal and professional	66	130
Depreciation and amortization	263	273
Total operating expenses	749	924

Operating income (loss)	101	(238)

Other income (expense):
Interest and other income	2	37
Interest expense	(387)	(402)
Equity in losses from non-consolidated entities	(196)	(212)
Margin tax expense (refund)	1	(5)
Total other expense	(580)	(582)

Loss before discontinued operations	(479)	(820)

Income from discontinued operations:
Income from real estate operations	—	10
Gain on debt extinguishment	—	1,533
Income from discontinued operations	—	1,543

Net (loss) income	$(479)	$723

Weighted average Units outstanding	2,833	2,833
Net (loss) income per Unit	$(169.08)	$255.21

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the three months ended March 31, 2013
(in thousands)
(unaudited)

	Partners’ Capital

	General Partner	Limited Partners	Total

Balance at December 31, 2012	$—	$23,103	$23,103
Net loss attributable to Partners (1)	—	(479)	(479)
Balance at March 31, 2013	$—	$22,624	$22,624

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $5 for the three months ended March 31, 2013. The cumulative curative allocation since inception of the Partnership is $392. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(479)	$723
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on extinguishment of debt	—	(1,533)
Equity in losses from non-consolidated entities	196	212
Depreciation and amortization	320	359
Bad debt (recovery) expense	(53)	9
Increase in tenant and accounts receivables	49	15
Decrease in accounts receivable - related party	213	8
Increase in deferred costs	—	(100)
Decrease (increase) in other assets	45	(9)
Decrease in accounts payable and other liabilities	(101)	(264)
Increase in accounts payable - related party	136	256
Decrease in security deposits	—	(41)
Net cash provided by (used in) operating activities	326	(365)

Cash flows from investing activities:
Improvements to real estate	(102)	(73)
Payments received on notes receivable	3	—
Investments in and advances to non-consolidated entities	(305)	(73)
Distributions from non-consolidated entities	90	180
Net cash provided by (used in) investing activities	(314)	34

Cash flows from financing activities:
Payments on notes payable	(44)	(45)
Proceeds from notes payable - related party	—	257
Payments on notes payable - related party	(2,250)	—
Loan acquisition costs	—	(25)
Net cash provided by (used in) financing activities	(2,294)	187

Net decrease in cash and cash equivalents	(2,282)	(144)
Cash and cash equivalents, beginning of period	3,170	1,815
Cash and cash equivalents, end of period	$888	$1,671

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$306	$259
Cash received during the period for taxes	$7	$—

Supplemental schedule of noncash investing and financing activities:

Increase in notes payable - related party for accrued interest	$113	$230
Property delivered as settlement of debt	$—	$9,628
Construction fees included in accounts payable	$38	$15
Reclass from tenant and accounts receivable to notes receivable	$16	$—

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

General

          We were formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, publicly-traded Maryland corporation that has a class of securities traded on the NYSE and that has elected to be taxed as a REIT. As of March 31, 2013, our investments included two wholly-owned properties comprising approximately 125,000 square feet of GLA and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,190,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas.

          As of the date of this Quarterly Report, our operating period, which ended on October 31, 2012, has expired and we have entered into our liquidation period. However, an orderly liquidation of all of our properties will likely take years for our General Partner to complete and wind up our operations. Because we have entered into our liquidation period, we will not invest in any new real estate without approval from our Limited Partners. However, because liquidation was not imminent as of March 31, 2013, the financial statements are presented assuming we continue as a going concern.

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

          We have faced significant liquidity challenges over the last several years. Other than with our Olmos Creek property (which was delivered to the lender as settlement of unpaid debt in February 2012), we have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities, including the anticipated sale of a single tenant building and portion of land by our Woodlake Pointe joint venture (see Note 4) and/or (5) obtaining funds through additional borrowings from AmREIT.

          We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property (a 50% joint venture between us and MIG IV) representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. The $38.0 million mortgage on the property matures in January 2014. The joint venture will likely require a one-year extension of the loan to complete this strategy and then refinance the property on a long-term basis. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given that we will be successful. We do not guarantee this debt, and our risk of loss is limited to our ownership interest in the property.

          On April 5, 2013, our Woodlake Pointe joint venture entered into a sales agreement to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.7 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the third quarter of 2013, and we estimate that our portion of the net cash proceeds (30%) would be approximately $1.5 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy and for working capital needs.

          There is no guarantee that we and our joint ventures will be successful with all of the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. Historically, AmREIT has deferred payment of advisory fees earned to the extent such deferrals of fees were necessary for our continued operation. Such fees included property management, asset management, development fees, interest expense on amounts owed to AmREIT and reimbursements of certain of AmREIT’s general and administrative costs. During 2013, we resumed monthly payments of interest, asset management fees and overhead allocations to AmREIT. However, AmREIT has agreed that it will not require us to repay the $3.1 million notes payable–related party we owe to AmREIT until a date subsequent to January 1, 2014, if requiring such repayment would prevent the execution of our strategy or present an unnecessary financial hardship. In the event our liquidity is not sufficient to execute our strategy, AmREIT has agreed to provide financial support and defer payments, subject to its continued ability to do so. Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute our strategic plan through a combination of the foregoing liquidity initiatives.

          Strategic Plan

          We believe that the retail real estate market is likely to remain at depressed levels in 2013 when compared to pre-recession levels; however, it is difficult to determine the breadth and duration of the unfavorable financial market conditions and how such conditions may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we and our General Partner have created a strategic plan to maximize the potential value of our real estate portfolio and execute an orderly, but opportunistic liquidation. The components of this strategic plan are as follows:

•

Complete our development and redevelopment projects with a goal to stabilize these projects during the balance of 2013. We believe that completing our development and redevelopment projects, including their lease-up and stabilization, will allow us to maximize the return on these properties upon sale. Our investments in 5433 Westheimer and PTC/BSQ represent our assets currently under development/redevelopment. See Note 4 for further discussion of redevelopment plans at each of these properties.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions in 2014. We believe that upon stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our properties, we will generate liquidity that could allow us to re-commence distributions to our Limited Partners; however, this will most likely not occur until we begin to sell our real estate assets.

•

Sell our properties opportunistically, likely beginning in 2014, after the market has had a chance to recover. Once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner has in good faith begun to review market sales opportunities for our operating properties, but believes that retail property valuations continue to be challenged, and, accordingly, that attractive sales opportunities may not exist in the near term. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value, and timing of cash flows. As we have now entered the liquidation period, we will not be acquiring new real estate investments, but we will be completing our development and redevelopment projects and distributing net proceeds generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

          An orderly liquidation of all of our properties will take years for our General Partner to complete and wind up our operations. Because of challenging real estate market conditions, it is possible that investors may not recover all of their original investment. Although we believe that our strategic plan maximizes the potential value of our properties and is in the best interest of our Limited Partners, no assurances can be given that this strategy will be successful. Deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause this strategy to be insufficient. Even with the above strategic plan and liquidity initiatives, we still may incur cash shortfalls, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of one or more properties owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of March 31, 2013, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

          The consolidated financial statements included in this Quarterly Report have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Receivables and Allowance for Uncollectible Accounts

          Tenant and Accounts Receivable, Net - Included in tenant and accounts receivable are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries are included in property expense. As of March 31, 2013 and December 31, 2012, our allowance for uncollectible accounts related to our tenant receivables was $79,000 and $132,000, respectively.

          Accounts Receivable – Related Party - Included in accounts receivable related-party are short-term cash advances provided to certain of our affiliated investment entities primarily for their development needs. These cash advances are due upon demand.

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

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the three months ended March 31, 2013 and 2012.

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

3. REAL ESTATE DISPOSITIONS AND DISCONTINUED OPERATIONS

          Olmos Creek - Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. We assessed the Olmos Creek property for impairment and recorded an impairment of $2.1 million in order to reflect it at its estimated fair value during the third quarter of 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. The settlement of the debt resulted in a gain on debt extinguishment of approximately $1.5 million as reported in income from discontinued operations on the consolidated statement of operations for the three months ended March 31, 2012.

          The Olmos Creek property has been reflected as discontinued operations in the accompanying consolidated statement of operations. The following is a summary of our income from discontinued real estate operations for the periods presented below (amounts in thousands):

	For the three months ended March 31,
	2013	2012
Revenues:
Rental income from operating leases	$—	$91
Total revenues	—	91
Expenses:
Property expense	—	21
Property management fees - related party	—	3
Legal and professional	—	15
Depreciation and amortization	—	31
Total operating expenses	—	70
Operating income	—	21
Other expense:
Margin tax expense	—	(11)
Total other expense	—	(11)
Income from real estate operations	—	10
Gain on debt extinguishment	—	1,533
Income from discontinued operations	$—	$1,543

4. INVESTMENTS IN NON-CONSOLIDATED ENTITIES

          We have investments in five entities through which we own an interest in seven properties that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows (amounts in thousands):

		March 31,	December 31,
Investment	Ownership	2013	2012
5433 Westheimer	57.5%	$3,014	$3,087
Casa Linda	50%	2,565	2,707
Woodlake Pointe	30%	4,714	4,623
PTC/BSQ	20%	9,866	9,882
Woodlake Square	3%	452	450
Total		$20,611	$20,749

          5433 Westheimer – We own a 57.5% interest in 5433 Westheimer, LP, which owns an office building with 134,000 square feet of GLA and formerly owned a 152-room hotel in Houston, Texas. The remaining 42.5% is owned by a third party, joint-venture partner. The property is not consolidated into our financial statements as we and our joint venture partner share equally in decision making rights. The debt securing the 5433 Westheimer property matured unpaid in December 2011. On April 10, 2012, 5433 Westheimer, LP sold the 152-room hotel for $28.7 million, and net the proceeds received were used to pay down the loan balance to $3.8 million. 5433 Westheimer, LP continues to own and operate the office building. The lender extended the remaining debt outstanding through October 31, 2012. On October 19, 2012, 5433 Westheimer, LP refinanced this debt with a five-year term loan in the amount of $8.7 million, which includes amounts to be funded in the form of construction draws related to the planned redevelopment at the property. We and our joint venture partner are joint and several guarantors of 25% of this debt. We and our joint venture partner have initiated a redevelopment plan, primarily in the form of building and site improvements that we believe will allow for lease-up of the property at improved rental rates. We estimate that the redevelopment will cost approximately $6.8 million (including lease-up costs), which is expected to be entirely funded by the property’s cash flows and construction draws under the loan.

          Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a multi-tenant retail property located in Dallas, Texas with a combined GLA of 325,000 square feet. The remaining 50% is owned by MIG IV, an affiliate of our General Partner. The property is secured by a $38.0 million, seven-year mortgage loan that matures in January 2014. The loan bears an annual interest rate of 5.48% and is interest-only until maturity. During 2012, we and MIG IV initiated a lease-up strategy for the property that includes certain tenant build-out and site improvements. The joint venture will likely require a one-year extension of the loan to complete this strategy. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given that we will be successful. We do not guarantee this debt and our risk of loss is limited to our ownership interest in the property. We expect that our portion (50%) of the costs to be incurred as part of the lease-up strategy is approximately $1.5 million. We expect to fund our capital requirements with cash on hand, cash proceeds from the anticipated sale of a portion of the land and single tenant building at our Woodlake Pointe property (discussed below) and operating cash flows.

          Woodlake Pointe - We own a 30% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined GLA of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entities, MIG IV (60%) and ARIC (10%). During 2011, we signed a lease with a large national fitness tenant, and we completed construction of a 45,000 square foot building on the property during 2012. We are in discussions with another anchor tenant for the existing building. As of March 31, 2013, Woodlake Pointe had incurred approximately $5.7 million in redevelopment costs with a total expected cost of approximately $6.7 million, including tenant improvements and leasing costs. On April 5, 2013, our Woodlake Pointe joint venture entered into a sales agreement to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.7 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the third quarter of 2013 subject to customary closing conditions, and our portion of the net cash proceeds (30%) is estimated to be approximately $1.5 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy and for working capital needs.

          PTC/BSQ - We own a 20% interest in PTC/BSQ Holding Company LLC, which owns three multi-tenant retail properties located in Plano, Texas with a combined GLA of 460,000 square feet. The remaining 80% is owned by an unaffiliated third party. During the second quarter of 2011, we invested $1.8 million (our funding requirement of 20%) in this holding company in order to acquire the vacant anchor building within the Preston Towne Crossing shopping center. In December 2011, the joint venture refinanced the mortgage loans with a $44.4 million term loan maturing December 27, 2014. The loan has two one-year extension options, provided certain conditions are met. The term loan provides for $7.0 million of capital expenditures, which are held in escrow until the construction costs are incurred. The term loan allocates $6.0 million for redevelopment of the recently acquired vacant anchor building within the Preston Towne Crossing shopping center and $1.0 million for improvements to the remaining portion of the center. Redevelopment began in January 2012 and is expected to be completed in the third quarter of 2013. In connection with the planned refinance of this joint venture’s debt, the joint venture initiated additional redevelopment to be primarily funded with loan proceeds. Based on preliminary discussions with a lender, we expect to refinance and increase this debt to $54.0 million with an additional $4.5 million in future available drawings for additional capital improvements and lease-up costs at the properties. The preliminary terms include a three year maturity with two one-year extension options. Proceeds from the expected refinance are to be used for additional capital improvements as well as to return a portion of equity to us and our joint venture partner. As of March 31, 2013, approximately $7.1 million in redevelopment costs have been incurred out of a total expected cost of $11.9 million, including tenant improvements and leasing costs.

          Woodlake Square - We own a 3% interest in AmREIT Woodlake Square, LP, which owns a multi-tenant retail property located in Houston, Texas with a combined GLA of 161,000 square feet. The remaining 97% is owned by the third-party institutional partner (90%), ARIC (1%) and by MIG IV (6%). Our interest in Woodlake Square also carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. The joint venture commenced redevelopment of this property in the third quarter of 2010 and completed the redevelopment in April 2011. As of March 31, 2013, Woodlake Square had incurred approximately $6.8 million in redevelopment costs with a total expected cost of approximately $8.3 million, including additional tenant improvements and leasing costs. On February 23, 2012, this entity sold a parcel of land that resulted in a gain of approximately $437,000. Our 3% share of this gain is included in our equity in losses from non-consolidated entities on our consolidated statement of operations.

          Combined condensed financial information for our non-consolidated entities (at 100%) is summarized for the three months ended March 31, 2013 and 2012, as follows (amounts in thousands):

	Three months ended March 31,
Combined Statements of Operations (in thousands)	2013	2012

Revenues	$4,726	$5,046
Depreciation and amortization	1,718	1,590
Interest expense	1,242	1,102
Net Loss	191	369

5. NOTES PAYABLE

          Our outstanding debt as of March 31, 2013 and December 31, 2012 was as follows (amounts in thousands):

	March 31,	December 31,
Notes payable	2013	2012
Lantern Lane	$15,000	$15,000
Westside Plaza	9,715	9,759
Total	$24,715	$24,759

          Our Lantern Lane debt is a variable-rate mortgage loan that bears interest at one-month LIBOR plus 2.75% and matures in 2015. We are currently delaying scheduled payments on our Westside Plaza fixed-rate mortgage loan and are in discussions with the lender to restructure the terms of the loan. Our mortgage loans are secured by our real estate properties and may be prepaid but could be subject to a yield-maintenance premium or prepayment penalty. Our mortgage loans are generally due in monthly installments of interest and principal and our mortgages mature in 2015. As of March 31, 2013, the weighted-average interest rate on our fixed-rate debt was 6.1%, and the weighted average remaining life of such debt was 2.2 years.

          We also serve as guarantor on debt in the amount of $18.3 million that is the primary obligation of our non-consolidated joint ventures. The remainder of the debt that we guarantee matures in 2013 and 2014. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

          Notes Payable – Related Party – As of March 31, 2013 and December 31, 2012, our notes payable – related party were $3.5 million and $5.6 million, respectively. Approximately $1.0 million of our notes payable – related party is secured by our investment in the Woodlake Pointe property. Of the total balance, $414,000 accrues interest monthly at LIBOR plus a spread of 4.0% with a floor of 7.0%, and the remaining balance accrues interest monthly at 2.78%.

          Fair Value of Notes Payable – We record our debt instruments based on contractual terms, net of any applicable premium or discount on our consolidated balance sheet. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities. In determining the fair value of our debt instruments, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. The fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of notes payable was $25.3 million and $25.3 million at March 31, 2013 and December 31, 2012, respectively.

6. CONCENTRATIONS

          As of March 31, 2013 and December 31, 2012, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, both properties are located in the Houston metropolitan area. These Houston properties represent 100% of our rental income for the three months ended March 31, 2013 and 2012. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base rents generated by our top five tenants during the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Three months ended March 31,
Tenant	2013	2012
Trend Mall	$95	$95
CVS/Pharmacy(1)	59	—
Rice Food Markets, Inc.	54	73
Fidelity Investments	53	46
Fadis Mediterranean Delight	35	33
Totals	$296	$247

(1)	Rent commenced on a new lease with CVS/Pharmacy during the second quarter of 2012.

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

8. RELATED PARTY TRANSACTIONS

Certain of our affiliates receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us during the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Three months ended March 31,
Type of service	2013	2012

Asset management fees	$59	$59
Property management fees	31	27
Leasing costs	13	15
Administrative cost reimbursements	91	94
	$194	$195

          In addition to the above fees incurred by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the three months ended March 31, 2013 and 2012, such fees totaled $287,000 and $490,000, respectively. For more information, see Note 4 regarding investments in non-consolidated entities.

9. COMMITMENTS AND CONTINGENCIES

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

          Certain information presented in this Quarterly Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development and redevelopment schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and the Partnership undertakes no duty or obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

          Our General Partner is a Texas corporation and wholly-owned subsidiary of AmREIT, an SEC reporting Maryland corporation that is publicly traded on the NYSE and has elected to be taxed as a REIT. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of the properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under our limited partnership agreement.

          As of March 31, 2013, our investments include two wholly-owned properties comprising approximately 125,000 square feet of GLA and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,190,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas. Substantially all of our revenue is derived from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the three months ended March 31, 2013 and 2012. As of March 31, 2013, our properties had an average occupancy rate of approximately 97%, and the average debt leverage ratio of the properties in which we have an investment interest was approximately 57%, with 51% of such debt carrying a fixed rate of interest.

          As of the date of this Quarterly Report, our operating period, which ended on October 31, 2012, has expired and we have entered into our liquidation period. However, an orderly liquidation of all of our properties will take years for our General Partner to complete and wind up our operations. Because we have entered into our liquidation period, we will not invest in any new real estate without approval from our Limited Partners.

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

          We believe that the retail real estate market is likely to remain at depressed levels in 2013 when compared to pre-recession levels; however, it is difficult to determine the breadth and duration of the unfavorable financial market conditions and how such conditions may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we and our General Partner have created a strategic plan to maximize the potential value of our real estate portfolio and execute an orderly, but opportunistic liquidation. The components of this strategic plan are as follows:

•

Complete our development and redevelopment projects with a goal to stabilize these projects during the balance of 2013. We believe that completing our development and redevelopment projects, including their lease-up and stabilization, will allow us to maximize the return on these properties upon sale. Our investments in 5433 Westheimer and PTC/BSQ represent our assets currently under development/redevelopment. See Note 4 of the Notes to the Consolidated Financial Statements for further discussion of redevelopment plans at each of these properties.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions in 2014. We believe that upon stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our properties, we will generate liquidity that could allow us to re-commence distributions to our Limited Partners; however, this most likely will not occur until we begin to sell our real estate assets.

•

Sell our properties opportunistically, likely beginning in 2014, after the market has had a chance to recover. Once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner has in good faith begun to review market sales opportunities for our operating properties, but believes that retail property valuations continue to be challenged, and, accordingly, that attractive sales opportunities may not exist in the near term. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value, and timing of cash flows. As we have now entered the liquidation period, we will not be acquiring new real estate investments, but we will be completing our development and redevelopment projects and we will be distributing net proceeds generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

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

RESULTS OF OPERATIONS

          Below is a discussion of our results of operations for the three months ended March 31, 2013, as compared to the same period in 2012. For purposes of comparing our results for the period presented below, the operating results from Olmos Creek have been presented separately as discontinued operations.

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

          Revenue. Revenue increased $164,000, or 24%, during the first quarter of 2013 as compared to the same period during 2012 ($850,000 in 2013 versus $686,000 in 2012). The increase was primarily due to increased occupancy at our Lantern Lane property with the addition of two new tenants as compared to the same period in 2012.

          Property Expense. Property expense decreased $109,000, or 34%, during the first quarter of 2013 as compared to the same period during 2012 ($207,000 in 2013 versus $316,000 in 2012). The decrease is primarily related to bad debt recoveries of $49,000 during 2013 as compared to bad debt expense of $9,000 during 2012 as well as non-reimbursable repairs of $50,000 during 2012 that were not incurred during 2013.

          Legal and professional. Legal and professional expense decreased $64,000, or 49%, during the first quarter of 2013 as compared to the same period in 2012 ($66,000 in 2013 versus $130,000 in 2012). This decrease is due to higher expenses in 2012 related to the disposition of Olmos Creek and additional professional fees for the resolution of an environmental matter at our Lantern Lane property during the three months ended March 2012 with no similar expenses during 2013.

          Income (Loss) from Discontinued Operations. Loss from discontinued operations was $1.5 million during the first quarter of 2012 due to the $1.5 million gain on debt extinguishment recorded on our Olmos Creek property, as discussed in Note 3 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents are our primary sources of liquidity. As of March 31, 2013, and December 31, 2012, our cash and cash equivalents totaled approximately $888,000 and approximately $3.2 million, respectively.

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

          We have faced significant liquidity challenges over the last several years. Other than with our Olmos Creek property (which was delivered to the lender as settlement of unpaid debt in February 2012), we have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities, including the anticipated sale of a single tenant building and portion of land by our Woodlake Pointe joint venture (see Note 4 of the Notes to Consolidated Financial Statements) and/or (5) obtaining funds through additional borrowings from AmREIT.

          We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property (a 50% joint venture between us and MIG IV) representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. The joint venture will likely require a one-year extension of the loan to complete this strategy and refinance the property on a long-term basis. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given that we will be successful. We do not guarantee this debt and our risk of loss is limited to our ownership interest in the property. We expect to fund our capital requirements with cash on hand, cash proceeds from the anticipated sale of a portion of the land and single tenant building at our Woodlake Pointe property (discussed below) and operating cash flows.

          On April 5, 2013, our Woodlake Pointe joint venture entered into a sales agreement to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.7 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the third quarter of 2013, and we estimate that our portion of the net cash proceeds (30%) is expected to be approximately $1.5 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy and for working capital needs.

          There is no guarantee that we and our joint ventures will be successful with all of the above liquidity initiatives and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. Historically, AmREIT has deferred payment of advisory fees earned and payable to the extent such deferrals of fees were necessary for our continued operation. Such fees included property management, asset management, development fees, interest expense on amounts owed to AmREIT and reimbursements of certain of AmREIT’s general and administrative costs. During 2013, we resumed monthly payments of interest, asset management fees and overhead allocations to AmREIT. However, AmREIT has agreed that it will not require us to repay the $3.1 million notes payable–related party we owe to AmREIT as of March 31, 2013, until a date subsequent to January 1, 2014, if requiring such repayment would prevent the execution of our strategy or present an unnecessary financial hardship. In the event our liquidity is not sufficient to execute our strategy, AmREIT has agreed to provide financial support and defer payments subject to its continued ability to do so. Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute our strategic plan through a combination of the foregoing liquidity initiatives.

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

Current Market Conditions

          Over the past several years our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. The United States economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Our General Partner believes that the retail real estate market is likely to remain depressed throughout 2013; however, it is difficult to determine the breadth and duration of the financial market problems and how such problems may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we have created a strategic plan to maximize value and execute an orderly, but opportunistic liquidation as further described in the “Overview” section above.

Cash Flow Activities for the Three Months Ended March 31, 2013 and 2012

          Cash flows provided by (used in) operating activities, investing activities and financing activities during the three months ended March 31, 2013 and 2012, are as follows (in thousands):

	Three months ended March 31,
	2013	2012
Operating activities	$326	$(365)
Investing activities	(314)	34
Financing activities	(2,294)	187

          Net cash flows from operating activities increased by $691,000 during the three months ended March 31, 2013, as compared to the same period in 2012 ($326,000 provided by operating activities in 2013 versus $365,000 used in operating activities in 2012). This decrease in operating cash outflows was primarily attributable to (1) increases in revenue at our Lantern Lane property with two new tenants, (2) a decrease in non-reimbursable expenses and (3) improved collections on accounts receivable – related party.

          Net cash flows from investing activities decreased by $348,000 during the three months ended March 31, 2013, as compared to the same period in 2012 ($314,000 used in investing activities in 2013 versus $34,000 provided by investing activities in 2012). This decrease in cash inflows is primarily due to an increase in investments in and advances to non-consolidated entities as well as a decrease in distributions from such entities.

          Net cash flows from financing activities decreased by $2.5 million for the three months ended March 31, 2013, as compared to the same period in 2012 ($2.3 million used in financing activities in 2013 versus $187,000 provided by financing activities in 2012). This decrease was primarily due to payments made during 2013 on notes payable – related party.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

          Under the supervision and with the participation of our General Partner’s CEO and CFO, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2013. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

          There has been no change to our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: May 14, 2013	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer, and Director

Date: May 14, 2013	By:	/s/ Chad C. Braun
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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2013, (unaudited) and December 31, 2012, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (unaudited), (iii) the Consolidated Statements of Partners’ Capital for the three months ended March 31, 2013, (unaudited), (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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