Form 10-Q
period 2013-06-30
AmREIT Monthly Income & Growth Fund III Ltd
filed 2013-08-13
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Partners	Collectively our General Partner and Limited Partners.

PTC/BSQ	PTC/BSQ Holding Company LLC.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three and six months ended June 30, 2013.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for Unit data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$11,089	$11,089
Buildings	21,504	21,484
Tenant improvements	1,303	1,217
	33,896	33,790
Less accumulated depreciation and amortization	(6,172)	(5,732)
	27,724	28,058

Investment in non-consolidated entities	18,500	20,749
Acquired lease intangibles, net	7	28
Net real estate investments	46,231	48,835

Cash and cash equivalents	2,937	3,170
Tenant and account receivables, net	503	462
Accounts receivable - related party	469	470
Notes receivable	113	103
Deferred costs, net	622	710
Other assets	509	543
TOTAL ASSETS	$51,384	$54,293

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$24,673	$24,759
Notes payable - related party	3,563	5,622
Accounts payable and other liabilities	710	629
Accounts payable - related party	96	49
Acquired below-market lease intangibles, net	—	4
Security deposits	127	127
TOTAL LIABILITIES	29,169	31,190
Partners’ capital:
General partner	—	—
Limited partners, 2,833 Units outstanding at
June 30, 2013 and December 31, 2012	22,215	23,103
TOTAL PARTNERS’ CAPITAL	22,215	23,103

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$51,384	$54,293

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2013 and 2012
 (in thousands, except for per Unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues:
Rental income from operating leases	$882	$714	$1,732	$1,400
Total revenues	882	714	1,732	1,400

Expenses:
General and administrative	38	36	70	61
General and administrative - related party	99	90	190	184
Asset management fees - related party	58	58	117	117
Property expense	280	231	479	553
Property management fees - related party	32	26	63	53
Legal and professional	83	71	149	201
Depreciation and amortization	254	280	517	553
Total operating expenses	844	792	1,585	1,722

Operating income (loss)	38	(78)	147	(322)

Other income (expense):
Interest and other income	—	1	2	38
Interest expense	(309)	(410)	(696)	(812)
Equity in losses from non-consolidated entities	(138)	(602)	(334)	(814)
Margin tax expense	—	—	(7)	1
Total other expense	(447)	(1,011)	(1,035)	(1,587)

Loss from continuing operations	(409)	(1,089)	(888)	(1,909)

Income from discontinued operations:
Income from real estate operations	—	—	—	10
Gain on debt extinguishment	—	—	—	1,533
Income from discontinued operations	—	—	—	1,543

Net loss	$(409)	$(1,089)	$(888)	$(366)

Loss from continuing operations per Unit	$(144.37)	$(384.40)	$(313.45)	$(673.84)
Income from discontinued operations per Unit	—	—	—	544.65
Net loss per Unit	$(144.37)	$(384.40)	$(313.45)	$(129.19)

Weighted average Units outstanding	2,833	2,833	2,833	2,833

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the six months ended June 30, 2013
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Total

Balance at December 31, 2012	$—	$23,103	$23,103
Net loss (1)	—	(888)	(888)
Balance at June 30, 2013	$—	$22,215	$22,215

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $9 for the six months ended June 30, 2013. The cumulative curative allocation since inception of the Partnership is $396. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(888)	$(366)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on extinguishment of debt	—	(1,533)
Equity in losses from non-consolidated entities	334	814
Depreciation and amortization	622	692
Bad debt (recovery) expense	(62)	8
Decrease (increase) in tenant and accounts receivables	5	(40)
Decrease (increase) in accounts receivable - related party	204	(127)
Increase in deferred costs	—	(201)
Increase in other assets	(1)	(50)
Increase (decrease) in accounts payable and other liabilities	81	(99)
Increase in accounts payable - related party	131	574
Decrease in security deposits	—	(21)
Net cash provided by (used in) operating activities	426	(349)

Cash flows from investing activities:
Improvements to real estate	(148)	(284)
Payments received on notes receivable	6	—
Investments in and advances to non-consolidated entities	(318)	(73)
Distributions from non-consolidated entities	2,137	280
Net cash provided by (used in) investing activities	1,677	(77)

Cash flows from financing activities:
Payments on notes payable	(86)	(74)
Proceeds from notes payable - related party	—	353
Payments on notes payable - related party	(2,250)	—
Loan acquisition costs	—	(44)
Net cash provided by (used in) financing activities	(2,336)	235

Net decrease in cash and cash equivalents	(233)	(191)
Cash and cash equivalents, beginning of period	3,170	1,815
Cash and cash equivalents, end of period	$2,937	$1,624

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$525	$461
Cash paid during the period for taxes	$30	$91

Supplemental schedule of noncash investing and financing activities:

Reclassification from accounts payable - related party to notes payable - related party	$191	$443
Property delivered as settlement of debt	$—	$9,628
Construction fees included in accounts payable	$107	$35
Reclass fom tenant and accounts receivable to notes receivable	$16	$—

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

General

          We are a Texas limited partnership formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, Maryland corporation that is publicly traded on the NYSE and that has elected to be taxed as a REIT. As of June 30, 2013, our investments included two wholly-owned properties comprised of approximately 125,000 square feet of GLA and seven properties in which we own a non-controlling interest through joint ventures comprising approximately 1,190,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas.

          As of the date of this Quarterly Report, our operating period, which ended on October 31, 2012, has expired and we have entered into our liquidation period. However, an orderly liquidation of all of our properties will likely take years for our General Partners to complete and wind up our operations. Because we have entered into our liquidation period, we will not invest in any new real estate without approval of our limited partners. Because liquidation was not imminent as of June 30, 2013, the financial statements are presented assuming we continue as a going concern.

Economic Conditions and Liquidity

          Over the past several years, our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. The United States economy has experienced recent improvements in the general economy, but general concerns from the recent, severe recession remain. Concerns include, but are not limited to the potential future increase in interest rates as well as the availability and cost of capital as the economy improves. Additionally, there is remaining uncertainty whether the United States economy will be adversely affected by inflation, deflation or stagflation, and the systemic impact of periods of high unemployment, volatile energy costs, geopolitical issues, which have contributed to increased market volatility and weakened business and consumer confidence. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations have been negatively impacted by these market dynamics.

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

          Our PTC/BSQ joint venture successfully refinanced its debt on June 28, 2013, increasing the total debt from $44.4 million to $54.0 million with an additional $4.5 million available for future capital improvements. We received a distribution from our PTC /BSQ joint venture in the amount of $1.9 million. We subsequently repaid approximately $1.4 million of notes payable - related party on July 3, 2013. See also Note 4 related to our investments in non-consolidated entities.

          We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property (a 50% joint venture between us and MIG IV) representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. The $38 million mortgage on the property matures in January 2014. The joint venture will likely require a one-year extension of the loan to complete this strategy and then refinance the property on a long-term basis. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given. We do not guarantee this debt, and our risk of loss is limited to our ownership interest in the property.

          On April 5, 2013, our Woodlake Pointe joint venture entered into a sales agreement to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.7 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the third quarter of 2013, and we estimate that our portion of the net cash proceeds, which is 30%, would be approximately $1.5 million. We plan to use the proceeds to fund our share of the Casa Linda lease-up strategy and for working capital needs.

          On July 15, 2013, AmREIT Woodlake, LP (“Woodlake LP”), which owns Woodlake Square, a grocery-anchored, multi-tenant retail shopping center entered into a purchase and sale agreement with AmREIT to sell Woodlake Square for a purchase price of $41.6 million. We expect to receive approximately $1.2 million representing our proportional share, which is 3%, of the net proceeds. The sale is expected to close in the third quarter of 2013.

          There is no guarantee that we and our joint ventures will be successful with all of the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. Historically, AmREIT has deferred payment of advisory fees earned to the extent such deferrals of fees were necessary for our continued operation. Such fees included property management, asset management, development fees, interest expense on amounts owed to AmREIT and reimbursements of certain of AmREIT’s general and administrative costs. During 2013, we repaid approximately $2.3 million of our notes payable –related party, and we resumed monthly payments of interest, asset management fees and overhead allocations to AmREIT. We subsequently repaid approximately $1.4 million of notes payable - related party on July 3, 2013. See also Note 4 related to our investments in non-consolidated entities. We expect that sales of the single tenant building at our Woodlake Pointe property and the sale of the Woodlake Square shopping center during the third quarter of 2013 will provide us with approximately $2.7 million in net proceeds, which we believe will be sufficient to allow us to execute our strategy in the short term. In the event we are able to generate sufficient cash flows in the near term, we may elect to repay portions of the notes payable – related party; however, AmREIT has agreed that it will not require us to repay the $3.1 million notes payable – related party until a date subsequent to January 1, 2014 if such repayment were to prevent the execution of our strategy or present an unnecessary financial hardship to us. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

Strategic Plan

          We have created a strategic plan to maximize the potential value of our real estate portfolio and execute an orderly, but opportunistic liquidation. The components of this strategic plan are as follows:

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

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions in 2014. We believe that the stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our properties will generate liquidity that could allow us to re-commence distributions to our Limited Partners; however, this will most likely not occur until we begin to sell our real estate assets.

•

Sell our properties opportunistically, likely beginning in 2014, as the market continues to recover. Once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner has in good faith begun to review market sales opportunities for our operating properties, but believes that retail property valuations continue to be challenged, and, accordingly, that attractive sales opportunities may not exist in the near term. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value, and timing of cash flows. As we have now entered the liquidation period, we will not be acquiring new real estate investments, but we will be completing our development and redevelopment projects and distributing net proceeds generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of June 30, 2013, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Reclassifications

          We reclassified $4,000 and $10,000 from state income tax to property expense on our consolidated statements of operations for the three and six months ended June 30, 2012, respectively to conform to current period presentation.

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

Revenue Recognition

          Rental income from operating leases – We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for changes in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Accrued rents are included in tenant and accounts receivable, net.

Receivables and Allowance for Uncollectible Accounts

          Tenant and Accounts Receivable, Net - Included in tenant and accounts receivable are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries are included in property expense. As of June 30, 2013 and December 31, 2012, our allowance for uncollectible accounts related to our tenant receivables was $1,000 and $132,000, respectively.

          Accounts Receivable – Related Party - Included in accounts receivable related-party are short-term cash advances provided to certain of our affiliated investment entities primarily for their development needs. These cash advances are due upon demand.

Development Properties

          Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land as incurred and expense such costs if and when the acquisition of the property becomes no longer probable.

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

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the six months ended June 30, 2013 and 2012.

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

          Recurring Fair Value Measurements and Financial Instruments - Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes receivable, notes payable, notes payable – related party, accounts payable – related party, and accounts payable and other liabilities. The carrying values of all of these financial instruments, except for our notes payable, are representative of the fair values due to the short-term nature of the instruments. See Note 5 for fair value disclosures of our notes payable.

Subsequent Events

          On July 15, 2013, Woodlake LP, which owns Woodlake Square, entered into a purchase and sale agreement with AmREIT to sell Woodlake Square for a purchase price of $41.6 million. We expect to receive approximately $1.2 million representing our proportional share of the net proceeds (see Note 4). The sale is expected to close in the third quarter of 2013.

          Except as disclosed above, we did not have any additional material subsequent events as of the date of this filing that impacted our consolidated financial statements.

3. REAL ESTATE DISPOSITIONS AND DISCONTINUED OPERATIONS

          Olmos Creek - Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. We assessed the Olmos Creek property for impairment and recorded an impairment of $2.1 million in order to reflect it at its estimated fair value during the third quarter of 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the lender on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. The settlement of the debt resulted in a gain on debt extinguishment of approximately $1.5 million as reported in income from discontinued operations on the consolidated statement of operations for the six months ended June 30, 2012.

          The Olmos Creek property has been reflected as discontinued operations in the accompanying consolidated statement of operations. The following is a summary of our income from discontinued real estate operations for the periods presented below (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income from operating leases	$—	$—	$—	$91
Total revenues	—	—	—	91

Expenses:
Property expense	—	—	—	32
Property management fees - related party	—	—	—	3
Legal and professional	—	—	—	15
Depreciation and amortization	—	—	—	31
Total operating expenses	—	—	—	81

Income from real estate operations	—	—	—	10
Gain on debt extinguishment	—	—	—	1,533
Income from discontinued operations	$—	$—	$—	$1,543

4. INVESTMENTS IN NON-CONSOLIDATED ENTITIES

          We have investments in five entities through which we own an interest in seven properties that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows (amounts in thousands):

Investment	Ownership	June 30, 2013	December 31, 2012
5433 Westheimer	57.5%	$2,983	$3,087
Casa Linda	50.0%	2,439	2,707
Woodlake Pointe	30.0%	4,732	4,623
PTC/BSQ	20.0%	7,896	9,882
Woodlake Square	3.0%	450	450
Total		$18,500	$20,749

          5433 Westheimer – We own a 57.5% interest in 5433 Westheimer, LP, which owns an office building with 134,000 square feet of GLA and formerly owned a 152-room hotel in Houston, Texas. The remaining 42.5% is owned by a third party, joint-venture partner. The property is not consolidated into our financial statements as we and our joint venture partner share equally in decision-making rights. On April 10, 2012, 5433 Westheimer, LP sold the 152-room hotel for $28.7 million, and the net proceeds received were used to pay down the existing loan balance to $3.8 million. 5433 Westheimer, LP continues to own and operate the office building. On October 19, 2012, 5433 Westheimer, LP refinanced this debt with a five-year term loan in the amount of $8.7 million, which includes amounts to be funded in the form of construction draws related to the planned redevelopment at the property. We and our joint venture partner are joint and several guarantors of 25% of this debt. We and our joint venture partner have initiated a redevelopment plan, primarily in the form of building and site improvements that we believe will allow for lease-up of the property at improved rental rates. As of June 30, 2013, approximately $6.2 million in redevelopment costs have been incurred out of a total expected cost of approximately $6.8 million (including lease-up costs), which is expected to be entirely funded by the property’s cash flows and construction draws under the loan.

          Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a multi-tenant retail property located in Dallas, Texas with a combined GLA of 325,000 square feet. The remaining 50% is owned by MIG IV, an affiliate of our General Partner. The property is secured by a $38.0 million, seven-year mortgage loan that matures in January 2014. The loan bears an annual interest rate of 5.48% and is interest-only until maturity. During 2012, we and MIG IV initiated a lease-up strategy for the property that includes certain tenant build-out and site improvements. The joint venture will likely require a one-year extension of the loan to complete this strategy. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given. We do not guarantee this debt and our risk of loss is limited to our ownership interest in the property. We expect that our portion of the costs, which is 50%, to be incurred as part of the lease-up strategy is approximately $1.5 million. We expect to fund these capital requirements with cash on hand, cash proceeds from the anticipated sale of a portion of the land and single tenant building at our Woodlake Pointe property (discussed below) and operating cash flows.

          Woodlake Pointe - We own a 30% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined GLA of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entities, MIG IV (60%) and ARIC (10%). During 2011, we signed a lease with a large national fitness tenant, and we completed construction of a 45,000 square foot building on the property during 2012 for a total redevelopment costs of $6.7 million. We are in discussions with another anchor tenant for the existing building. On April 5, 2013, our Woodlake Pointe joint venture entered into a sales agreement to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.7 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the third quarter of 2013 subject to customary closing conditions, and our portion of the net cash proceeds, which is 30%, is estimated to be approximately $1.5 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy and for working capital needs.

          PTC/BSQ - We own a 20% interest in PTC/BSQ Holding Company LLC, which owns three multi-tenant retail properties located in Plano, Texas with a combined GLA of 460,000 square feet. The remaining 80% is owned by an unaffiliated third party. The joint venture financed the property with a term loan of $44.4 million maturing December 27, 2014. We commenced a redevelopment of the property in January 2012 and is expected to be completed in the third quarter of 2013. As of June 30, 2013, approximately $7.4 million in redevelopment costs have been incurred out of a total expected cost of $11.9 million, including tenant improvements and leasing costs. Our PTC/BSQ joint venture successfully refinanced its debt on June 28, 2013, increasing the total debt from $44.4 million to $54.0 million with an additional $4.5 million available for future capital improvements. We received a distribution from our PTC /BSQ joint venture in the amount of $1.9 million. We subsequently paid approximately $1.4 million of notes payable - related party on July 3, 2013. The terms include a three year maturity with two one-year extension options.

          Woodlake Square - We own a 3% interest in Woodlake Square LP, which owns a multi-tenant retail property located in Houston, Texas with a combined GLA of 161,000 square feet. The remaining 97% is owned by the third-party institutional partner (90%), ARIC (1%) and by MIG IV (6%). Our interest in Woodlake Square also carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. The joint venture commenced redevelopment of this property in the third quarter of 2010 and completed the redevelopment in April 2011. As of June 30, 2013, Woodlake Square had incurred approximately $7.0 million in redevelopment costs with a total expected cost of approximately $8.3 million, including additional tenant improvements and leasing costs. On February 23, 2012, this entity sold a parcel of land that resulted in a gain of approximately $437,000. Our 3% share of this gain is included in our equity in losses from non-consolidated entities on our consolidated statement of operations.

          On July 15, 2013, AmREIT Woodlake Square, LP, entered into a purchase and sale agreement with AmREIT to sell Woodlake Square for a purchase price of $41.6 million. We expect to receive approximately $1.2 million representing our proportional share of the net proceeds.

          Combined condensed financial information for our non-consolidated entities, at 100%, is summarized for the three and six months ended June 30, 2013 and 2012, as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenue	$4,983	$3,377	$9,709	$8,423
Depreciation and amortization	1,740	1,349	3,458	2,939
Interest expense	1,250	1,134	2,492	2,236
Net loss	51	1,134	242	1,503

5. NOTES PAYABLE

          Our outstanding debt as of June 30, 2013 and December 31, 2012 was as follows (amounts in thousands):

Notes payable	June 30, 2013	December 31, 2012
Lantern Lane	$15,000	$15,000
Westside Plaza	9,673	9,759
Total	$24,673	$24,759

          Our Lantern Lane debt is a variable-rate mortgage loan that bears interest at one-month LIBOR rate plus 2.75% and matures in 2015. We are currently delaying scheduled payments on our Westside Plaza fixed-rate mortgage loan and are in discussions with the lender to restructure the terms of the loan. Our mortgage loans are secured by our real estate properties and may be prepaid but could be subject to a yield-maintenance premium or prepayment penalty. Our mortgage loans are generally due in monthly installments of interest and principal and our mortgages mature in 2015. As of June 30, 2013, the weighted-average interest rate on our fixed-rate debt was 6.1%, and the weighted average remaining life of such debt was 1.9 years.

          We also serve as guarantor on debt in the amount of $18.2 million that is the primary obligation of our non-consolidated joint ventures. Approximately $16.1 million of this debt relates to Woodlake Square LP and matures in 2013; however, the proceeds from the anticipated sale of the Woodlake Square property to AmREIT are expected to repay this debt in full. See also Note 4. The remainder of the debt we guarantee relates to our 5433 Westheimer joint venture and matures in 2017. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

          Notes Payable – Related Party – As of June 30, 2013 and December 31, 2012, our notes payable – related party were $3.6 million and $5.6 million, respectively. Approximately $1.0 million of our notes payable – related party is secured by our investment in the Woodlake Pointe property. Of the total balance, $422,000 accrues interest monthly at LIBOR plus a spread of 4.0% with a floor of 7.0%, and the remaining balance accrues interest monthly at 2.78%.

          Fair Value of Notes Payable – We record our debt instruments based on contractual terms, net of any applicable premium or discount on our consolidated balance sheet. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities. In determining the fair value of our debt instruments, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. The fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of notes payable was $25.3 million as of June 30, 2013, and December 31, 2012.

6. CONCENTRATIONS

          As of June 30, 2013 and December 31, 2012, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, both properties are located in the Houston metropolitan area. These Houston properties represent 100% of our rental income for the six months ended June 30, 2013 and 2012. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base rents generated by our top five tenants during the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Tenant	2013	2012	2013	2012
Trend Mall	$95	$95	$190	$190
CVS/Pharmacy (1)	60	5	119	5
Rice Food Markets, Inc.	54	73	108	146
Fidelity Investments	53	46	106	93
Fadis Mediterranean Delight	35	36	70	69
Totals	$297	$255	$593	$503

(1)	Rent commenced on a new lease with CVS/Pharmacy during the second quarter of 2012.

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

8. RELATED PARTY TRANSACTIONS

          Certain of our affiliates receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us during the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
Type of service	2013	2012	2013	2012

Asset management fees	$58	$58	$117	$117
Property management fees	32	26	63	53
Leasing costs	21	91	34	102
Interest expense - related party	29	80	88	156
Administrative costs reimbursements	99	90	190	184
	$239	$345	$492	$612

          In addition to the above fees incurred by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the six months ended June 30, 2013 and 2012, such fees totaled $536,000 and $677,000, respectively. For more information, see Note 4 regarding investments in non-consolidated entities.

9. COMMITMENTS AND CONTINGENCIES

          Litigation - In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings against us.

          Environmental matters - In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. In particular, we are subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We are not aware of any pending environmental proceedings with respect to our properties that would have a material adverse effect on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

          Certain information presented in this Quarterly Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development and redevelopment schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and we undertake no duty or obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

          As of June 30, 2013, our investments include two wholly-owned properties comprised of approximately 125,000 square feet of GLA and seven properties in which we own a non-controlling interest through joint ventures comprised of approximately 1,190,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas. Substantially all of our revenue is derived from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the six months ended June 30, 2013 and 2012. As of June 30, 2013, our properties had an average occupancy rate of approximately 99%, and the average debt leverage ratio of the properties in which we have an investment interest was approximately 59%, with 45% of such debt carrying a fixed rate of interest.

          As of the date of this Quarterly Report, our operating period, which ended on October 31, 2012, has expired and we have entered into our liquidation period. However, an orderly liquidation of all of our properties will take years for our General Partner to complete and wind up our operations. Because we have entered into our liquidation period, we will not invest in any new real estate without approval of our Limited Partner.

          Over the past several years, our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. The United States economy has experienced recent improvements in the general economy, but general concerns from the recent, severe recession remain. Concerns include, but are not limited to the potential future increase in interest rates as well as the availability and cost of capital as the economy improves. Additionally, there is remaining uncertainty whether the United States economy will be adversely affected by inflation, deflation or stagflation, and the systemic impact of periods of high unemployment, volatile energy costs and geopolitical issues, which have contributed to increased market volatility and weakened business and consumer confidence. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations have been negatively impacted by these market dynamics.

          Our PTC/BSQ joint venture successfully refinanced its debt on June 28, 2013, increasing the total debt from $44.4 million to $54.0 million with an additional $4.5 million available for future capital improvements. We received a distribution from our PTC /BSQ joint venture in the amount of $1.9 million. We subsequently repaid approximately $1.4 million of notes payable - related party on July 3, 2013. See also Note 4 related to our investments in non-consolidated entities.

          We have created a strategic plan to maximize the potential value of our real estate portfolio and execute an orderly, but opportunistic liquidation. The components of this strategic plan are as follows:

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

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions in 2014. We believe that the stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our properties will generate liquidity that could allow us to re-commence distributions to our Limited Partners; however, this most likely will not occur until we begin to sell our real estate assets.

•

Sell our properties opportunistically, likely beginning in 2014, as the market continues to recover. Once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner has in good faith begun to review market sales opportunities for our operating properties, but believes that retail property valuations continue to be challenged, and, accordingly, that attractive sales opportunities may not exist in the near term. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value, and timing of cash flows. As we have now entered the liquidation period, we will not be acquiring new real estate investments, but we will be completing our development and redevelopment projects and we will be distributing net proceeds generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

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

RESULTS OF OPERATIONS

          Below is a discussion of our results of operations for the three and six months ended June 30, 2013, as compared to the same period in 2012. For purposes of comparing our results for the period presented below, the operating results from Olmos Creek have been presented separately as discontinued operations.

Comparison of the Three Months Ended June 30, 2013, to the Three Months Ended June 30, 2012

          Revenue. Revenue increased $168,000, or 24%, during the second quarter of 2013 as compared to the same period during 2012 ($882,000 in 2013 versus $714,000 in 2012). The increase was primarily due to increased occupancy at our Lantern Lane property with the addition of two new tenants as compared to the same period in 2012.

          Property Expense. Property expense increased $49,000, or 21%, during the second quarter of 2013 as compared to the same period during 2012 ($280,000 in 2013 versus $231,000 in 2012). The increase is primarily related to parking lot and sprinkler repairs that occurred during 2013 with no similar repairs in the corresponding prior period.

          Legal and professional. Legal and professional expense increased $12,000, or 17%, during the second quarter of 2013 as compared to the same period in 2012 ($83,000 in 2013 versus $71,000 in 2012). This increase is due to higher tax return preparation expenses in 2013 and professional fees related to accounts receivable collections at our Westside Plaza property.

          Interest Expense. Interest expense decreased $101,000, or 25%, during the second quarter of 2013 as compared to the same period in 2012 ($309,000 in 2013 versus $410,000 in 2012). This decrease is due to loan costs at our Lantern Lane property becoming fully amortized during the second quarter of 2013. Also, interest expense decreased due to our related party notes payable being approximately $2.2 million less as of June 30, 2013 as compared to June 30, 2012, due to a principal repayment during the first quarter of 2013.

          Equity in losses from non-consolidated entities. Equity in losses from non-consolidated entities decreased $464,000, or 77%, during the second quarter 2013 as compared to the same period in 2012 (a loss of $138,000 in 2013 versus a loss of $602,000 in 2012). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decrease in loss is primarily due to the loss that 5433 Westheimer, LP incurred as a result of the sale of the 152-room hotel during the second quarter of 2012, as discussed in Note 4 of the Notes to Consolidated Financial Statements, with no such loss on sale during the current period.

Comparison of the Six Months Ended June 30, 2013, to the Six Months Ended June 30, 2012

          Revenue. Revenue increased approximately $332,000, or 24%, during the six months ended June 30, 2013 as compared to the same period in 2012 ($1.7 million in 2013 versus $1.4 million in 2012). The increase is primarily attributable to an increase in occupancy at our Lantern Lane property with the addition of two new tenants as compared to the same period in 2012.

          Property Expense. Property expense decreased approximately $74,000, or 13%, for the six months ended June 30, 2013 as compared to 2012 ($479,000 in 2013 versus $553,000 in 2012). This decrease was primarily due to bad debt recoveries of $62,000 in 2013 as compared to bad debt expense of $8,000 during 2012.

          Legal and Professional. Legal and professional expense decreased approximately $52,000, or 26%, for the six months ended June 30, 2013 as compared to 2012 ($149,000 in 2013 versus $201,000 in 2012). This decrease is due to higher expenses in 2012 related to the disposition of Olmos Creek and additional professional fees for the resolution of an environmental matter at our Lantern Lane property during 2012 with no similar expenses during 2013.

          Equity in losses from non-consolidated entities. Equity in losses from non-consolidated entities decreased approximately $480,000, or 59% for the six months ended June 30, 2013 as compared to the same period in 2012 (a loss of $334,000 in 2013 versus a loss of $814,000 in 2012). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is primarily due to the loss that 5433 Westheimer, LP incurred as a result of the sale of the 152-room hotel during 2012, as discussed in Note 4 of the Notes to Consolidated Financial Statements with no such loss on sale during the current period.

          Gain on Debt Extinguishment. During the six months ended June 30, 2012, we recognized a gain of $1.5 million on the extinguishment of debt on our Olmos Creek property. We did not recognize a similar gain during the six months ended June 30, 2013. See Notes 3 and 5 in the Notes to our Consolidated Financial Statements for further discussion on the disposition of our Olmos Creek property.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents are our primary sources of liquidity. As of December 30, 2013, and December 31, 2012, our cash and cash equivalents totaled approximately $2.9 million and approximately $3.2 million, respectively.

          Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements and capital expenditures. We anticipate that our primary long-term liquidity requirements will include, but will not be limited to, operating expenses, making scheduled debt service payments and funding our existing redevelopment projects and other significant capital expenditures for our portfolio of properties.

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

          We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property (a 50% joint venture between us and MIG IV) representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. The joint venture will likely require a one-year extension of the loan, which matures in January 2014, to complete this strategy. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given. We do not guarantee this debt, and our risk of loss is limited to our ownership interest in the property. We expect to fund our capital requirements with cash on hand, cash proceeds from the anticipated sale of a portion of the land and single tenant building at our Woodlake Pointe property (discussed below) and operating cash flows.

          On April 5, 2013, our Woodlake Pointe joint venture entered into a sales agreement to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.7 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the third quarter of 2013, and we estimate that our portion of the net cash proceeds, which is 30%, would be approximately $1.5 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy and for working capital needs.

          On July 15, 2013, AmREIT Woodlake, LP (“Woodlake LP”), which owns Woodlake Square, a grocery-anchored, multi-tenant retail shopping center, entered into a purchase and sale agreement with AmREIT to sell Woodlake Square for a purchase price of $41.6 million. We expect to receive approximately $1.2 million representing our proportional share of the net proceeds. The sale is expected to close in the third quarter of 2013.

          There is no guarantee that we and our joint ventures will be successful with all of the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. Historically, AmREIT has deferred payment of advisory fees earned to the extent such deferrals of fees were necessary for our continued operation. Such fees included property management, asset management, development fees, interest expense on amounts owed to AmREIT and reimbursements of certain of AmREIT’s general and administrative costs. During 2013, we resumed monthly payments of interest, asset management fees and overhead allocations to AmREIT, and we subsequently repaid approximately $1.4 million of notes payable - related party on July 3, 2013. See also Note 4 related to our investments in non-consolidated entities. We expect that sales of the single tenant building at our Woodlake Pointe property and the Woodlake Square shopping center during the third quarter of 2013 will provide us with approximately $2.7 million in net proceeds, which we believe will be sufficient to allow us to execute our strategy in the short term. In the event we are able to generate sufficient cash flows in the near term, we may elect to repay portions of the notes payable – related party; however, AmREIT has agreed that it will not require us to repay the $3.1 million notes payable – related party until a date subsequent to January 1, 2014 if such repayment were to prevent the execution of our strategy or present an unnecessary financial hardship to us. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so. Even with the above strategic plan and liquidity initiatives, we still may incur cash shortfalls, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of one or more properties owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

Current Market Conditions

          Over the past several years, our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. The United States economy has experienced recent improvements in the general economy, but general concerns from the recent, severe recession remain. Concerns include, but are not limited to the potential future increase of future interest as well as the availability and cost of capital as the economy improves. Additionally, there is remaining uncertainty of whether the United States economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of periods of high unemployment, volatile energy costs, geopolitical issues, which have contributed to increased market volatility and weakened business and consumer confidence. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Our General Partner believes that the retail real estate market is likely to remain depressed for most of 2013; however, it is difficult to determine the breadth and duration of the financial market problems and how such problems may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we have created a strategic plan to maximize value during our liquidation period as further described in the “Overview” section above.

Cash Flow Activities for the Six Months Ended June 30, 2013 and 2012

          Cash flows provided by (used in) operating activities, investing activities and financing activities during the six months ended June 30, 2013 and 2012, are as follows (in thousands):

	Six months ended June 30,
	2013	2012
Operating activities	$426	$(349)
Investing activities	1,677	(77)
Financing activities	(2,336)	235

          Net cash flows from operating activities increased by $775,000 during the six months ended June 30, 2013, as compared to the same period in 2012 ($426,000 provided by operating activities in 2013 versus $349,000 used in operating activities in 2012). This decrease in operating cash outflows was primarily attributable to (1) increases in revenue at our Lantern Lane property with two new tenants, (2) a decrease in non-reimbursable expenses and (3) improved collections on accounts receivable – related party.

          Net cash flows from investing activities increased by $1.8 million during the six months ended June 30, 2013, as compared to the same period in 2012 ($1.7 million provided by investing activities in 2013 versus $77,000 used investing activities in 2012). This increase in cash inflows is primarily due to the $1.9 million distribution that we received from our PTC/BSQ joint venture related to the refinance of its debt. See also Note 4 to the Notes to Consolidated Financial Statements related to our PTC/BSQ joint venture.

          Net cash flows used in financing activities increased by $2.6 million for the six months ended June 30, 2013, as compared to the same period in 2012 ($2.3 million used in financing activities in 2013 versus $235,000 provided by financing activities in 2012). This increase was primarily due to payments made during 2013 on notes payable – related party compared to proceeds from additional borrowings on notes payable – related party during 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

          Under the supervision and with the participation of our General Partner’s CEO and CFO, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2013. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

          There has been no change to our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

          In the ordinary course of business, we may become subject to litigation or claims. Neither we nor our properties are the subject of any material pending legal proceeding, nor are we aware of any legal proceeding that a government authority is contemplating against us.

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

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: August 13, 2013	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer, and Director

Date: August 13, 2013	By:	/s/ Chad C. Braun
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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited), (iii) the Consolidated Statements of Partners’ Capital for the six months ended June 30, 2013 (unaudited), (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).