Form 10-Q
period 2013-09-30
AmREIT Monthly Income & Growth Fund III Ltd
filed 2013-11-12
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Partners	Collectively our General Partner and Limited Partners.

PTC/BSQ	PTC/BSQ Holding Company LLC.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three and nine months ended September 30, 2013.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for Unit data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$11,089	$11,089
Buildings	21,633	21,484
Tenant improvements	1,320	1,217
	34,042	33,790
Less accumulated depreciation and amortization	(6,392)	(5,732)
	27,650	28,058

Investment in non-consolidated entities	17,746	20,749
Acquired lease intangibles, net	—	28
Net real estate investments	45,396	48,835

Cash and cash equivalents	926	3,170
Tenant and account receivables, net	589	462
Accounts receivable - related party	557	470
Notes receivable	109	103
Deferred costs, net	595	710
Other assets	463	543
TOTAL ASSETS	$48,635	$54,293

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$24,630	$24,759
Notes payable - related party	673	5,622
Accounts payable and other liabilities	816	629
Accounts payable - related party	175	49
Acquired below-market lease intangibles, net	—	4
Security deposits	127	127
TOTAL LIABILITIES	26,421	31,190

Partners’ capital:
General partner	—	—
Limited partners, 2,833 Units outstanding at September 30, 2013 and December 31, 2012	22,214	23,103
TOTAL PARTNERS’ CAPITAL	22,214	23,103

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$48,635	$54,293

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2013 and 2012
(in thousands, except for per Unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues:
Rental income from operating leases	$890	$812	$2,622	$2,212
Total revenues	890	812	2,622	2,212

Expenses:
General and administrative	55	50	125	111
General and administrative - related party	103	107	293	291
Asset management fees - related party	59	59	176	176
Property expense	283	196	762	749
Property management fees - related party	32	31	95	84
Legal and professional	46	77	195	278
Depreciation and amortization	257	284	774	837
Total operating expenses	835	804	2,420	2,526

Operating income (loss)	55	8	202	(314)

Other income (expense):
Interest and other income	1	1	3	39
Interest expense	(296)	(422)	(992)	(1,234)
Income (loss) from non-consolidated entities	225	(262)	(109)	(1,076)
Margin tax benefit (expense)	14	8	7	9
Total other expense, net	(56)	(675)	(1,091)	(2,262)

Loss from continuing operations	(1)	(667)	(889)	(2,576)

Income from discontinued operations:
Income from real estate operations	—	(15)	—	(5)
Gain on debt extinguishment	—	—	—	1,533
Income from discontinued operations	—	(15)	—	1,528

Net loss	$(1)	$(682)	$(889)	$(1,048)

Loss from continuing operations per Unit	$(0.35)	$(235.44)	$(313.80)	$(909.28)
Income (loss) from discontinued operations per Unit	—	(5.29)	—	539.36
Net loss per Unit	$(0.35)	$(240.73)	$(313.80)	$(369.93)

Weighted average Units outstanding	2,833	2,833	2,833	2,833

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the nine months ended September 30, 2013
(in thousands)
(unaudited)

	Partners’ Capital

	General Partner	Limited Partners	Total

Balance at December 31, 2012	$—	$23,103	$23,103
Net loss (1)	—	(889)	(889)
Balance at September 30, 2013	$—	$22,214	$22,214

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $9 for the nine months ended September 30, 2013. The cumulative curative allocation since inception of the Partnership is $396. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(889)	$(1,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on extinguishment of debt	—	(1,533)
Equity in losses from non-consolidated entities	109	1,076
Depreciation and amortization	892	1,030
Bad debt (recovery) expense	(63)	(39)
(Increase) decrease in tenant and accounts receivables	(81)	(94)
Decrease (increase) in accounts receivable - related party	214	(213)
Decrease (increase) in deferred costs	—	(267)
Decrease (increase) in other assets	28	65
Increase (decrease) in accounts payable and other liabilities	163	33
Increase (decrease) in accounts payable - related party	253	870
Increase (decrease) in security deposits	—	(18)
Net cash provided by (used in) operating activities	626	(138)

Cash flows from investing activities:
Improvements to real estate	(292)	(360)
Payments received on notes receivable	11	—
Investments in and advances to non-consolidated entities	(393)	(73)
Distributions from non-consolidated entities	3,154	280
Net cash provided by (used in) investing activities	2,480	(153)

Cash flows from financing activities:
Payments on notes payable	(129)	(103)
Proceeds from notes payable - related party	—	501
Payments on notes payable - related party	(5,221)	—
Loan acquisition costs	—	(54)
Net cash provided by (used in) financing activities	(5,350)	344

Net increase (decrease) in cash and cash equivalents	(2,244)	53
Cash and cash equivalents, beginning of period	3,170	1,815
Cash and cash equivalents, end of period	$926	$1,868

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$772	$657
Cash paid during the period for taxes	$30	$91

Supplemental schedule of noncash investing and financing activities:

Reclassification from accounts payable - related party to notes payable - related party	$272	$887
Property delivered as settlement of debt	$—	$9,628
Construction fees included in accounts payable	$145	$72
Reclass fom tenant and accounts receivable to notes receivable	$17	$106

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

General

          We are a Texas limited partnership formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, Maryland corporation that is publicly traded on the NYSE and that has elected to be taxed as a REIT. As of September 30, 2013, our investments included two wholly-owned properties comprised of approximately 125,000 square feet of GLA and six properties in which we own a non-controlling interest through joint ventures comprising approximately 985,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas.

          As of the date of this Quarterly Report, our operating period, which ended on October 31, 2012, has expired and we have entered into our liquidation period. However, an orderly liquidation of all of our properties will likely take years for our General Partner to complete and wind up our operations. Because we have entered into our liquidation period, we will not invest in any new real estate without approval of our limited partners. Because liquidation was not imminent as of September 30, 2013, the financial statements are presented assuming we continue as a going concern.

Economic Conditions and Liquidity

          Over the past several years, our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recent, severe recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. As a result, we have faced significant liquidity challenges over the last several years. However, other than our Olmos Creek property, which we delivered to the lender as settlement of unpaid debt in February 2012, we have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Note 4) and/or (5) obtaining funds through additional borrowings from AmREIT.

          As of September 30, 2013, we have $926,000 in cash on hand and our liquidity has improved due to the refinance of the PTC/BSQ joint venture debt, the sale of Woodlake Square and the Woodlake Pointe joint venture’s sale of a portion of its Woodlake Pointe property. See also Note 4 related to our investments in non-consolidated entities. During 2013, we have repaid approximately $5.8 million of our notes payable –related party and we resumed monthly payments of interest, asset management fees and overhead allocations to AmREIT.

          We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property (a 50% joint venture between us and MIG IV) representing our 50% share of a lease-up strategy at this property. The $38 million mortgage on the property matures in January 2014.We have engaged a mortgage broker to assist us with refinancing this loan and have recently selected a lender based upon preliminary terms for a non-recourse loan with an initial funding of $37.95 million and a future funding of approximately $4.5 million for the potential acquisition of an adjacent property. The proposed terms of the loan are a term of four years with a one-year extension, an interest rate of 3.50% over 3-Month LIBOR and interest-only payments for the first two years with monthly payments of interest and principal based upon a 30-year amortization thereafter with the balance due upon maturity. We expect the joint venture to close on the loan during the fourth quarter of 2013.

          We continue to work with the debt servicer to refinance the Westside Plaza debt (see Note 5) to address various alternatives for relief either through reduction of escrow requirements, waiver of penalties and forgiveness of principal or all of the above. We believe that we will be successful in this endeavor; however, we may be ultimately called upon to repay a portion of the debt in order to successfully renegotiate or refinance the debt. In the event we do not have sufficient liquidity for such a repayment, we may have to look to our General Partner to borrow additional funds.

          There is no guarantee that we and our joint ventures will be successful with the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. We can provide no assurance that AmREIT will be able to provide additional support, if needed. Historically, AmREIT has deferred payment of advisory fees earned to the extent such deferrals of fees were necessary for our continued operation. Such fees included property management, asset management, development fees, interest expense on amounts owed to AmREIT and reimbursements of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the remaining balance of our notes payable – related party to them until a date subsequent to January 1, 2014, if such repayment were to prevent the execution of our strategy or present an unnecessary financial hardship to us. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

Strategic Plan

          We have created a strategic plan to maximize the potential value of our real estate portfolio and execute an orderly, but opportunistic liquidation. The components of this strategic plan are as follows:

•

Complete our development and redevelopment projects with a goal to stabilize these projects over the next 6-12 months. We believe that completing our development and redevelopment projects, including their lease-up and stabilization, will allow us to maximize the return on these properties upon sale. Our investments in 5433 Westheimer and PTC/BSQ represent our assets currently under development/redevelopment. See Note 4 for further discussion of redevelopment plans at each of these properties.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions. We believe that the stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our properties will generate liquidity that could allow us to re-commence distributions to our Limited Partners; however, this will most likely not occur until we begin to sell our real estate assets.

•

Sell our properties opportunistically as the market continues to recover. Our sales by our Woodlake Square and Woodlake Pointe joint ventures are recent examples of our execution of this strategy. However, once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner has in good faith begun to review market sales opportunities for our remaining operating properties, but believes that retail property valuations continue to be challenged, and, accordingly, that attractive sales opportunities may not exist in the near term. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value, and timing of cash flows. As we have now entered the liquidation period, we will not be acquiring new real estate investments, but we will be completing our development and redevelopment projects and distributing net proceeds generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of September 30, 2013, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Reclassifications

          Certain immaterial reclassifications have been made to our consolidated statements of operations for the three and nine months ended September 30, 2012 to conform to current period presentation. These items had no impact on previously reported net loss, our Consolidated Balance Sheet or Consolidated Statement of Cash Flow.

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

Receivables and Allowance for Uncollectible Accounts

          Tenant and Accounts Receivable, Net - Included in tenant and accounts receivable are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries are included in property expense. As of September 30, 2013 and December 31, 2012, our allowance for uncollectible accounts related to our tenant receivables was $0 and $127,000, respectively.

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

Acquired Properties and Acquired Intangibles

          We account for acquisitions of operating real properties as business acquisitions, as we believe most operating real estate meets the definition of a "business" under GAAP. Accordingly, we allocate the purchase price of each acquired property to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. Intangibles related to in-place lease value and above and below-market leases are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods where we believe the renewal is reasonably assured. Premiums or discounts on debt are amortized to interest expense over the remaining term of such debt. Costs related to acquiring operating properties are expensed as incurred.

Depreciation

          Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings, up to 11 years for site improvements and the term of the lease for tenant improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring.

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the nine months ended September 30, 2013 and 2012.

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

Subsequent Events

          On October 1, 2013, we repaid $650,000 on the note payable – related party to AmREIT.

          We did not have any additional material subsequent events as of the date of this filing that impacted our consolidated financial statements.

3. REAL ESTATE DISPOSITIONS AND DISCONTINUED OPERATIONS

          Olmos Creek - Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011, and we recorded an impairment of $2.1 million on the property in order to reflect it at its estimated fair value during the third quarter of 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the lender on February 6, 2012 in exchange for a release of substantially all of the obligations under the Olmos Creek mortgage. The settlement of the debt resulted in a gain on debt extinguishment of approximately $1.5 million as reported in income from discontinued operations on the consolidated statement of operations for the nine months ended September 30, 2012.

          The Olmos Creek property has been reflected as discontinued operations in the accompanying consolidated statement of operations. The following is a summary of our income from discontinued real estate operations for the periods presented below (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income from operating leases	$—	$—	$—	$91

Total revenues	—	—	—	91

Expenses:
Property expense	—	15	—	21
Property management fees - related party	—	—	—	3
Legal and professional	—	—	—	15
Depreciation and amortization	—	—	—	31
Total operating expenses	—	15	—	70

Operating income (loss)	—	(15)	—	21

Margin tax expense	—	—	—	(26)

Income (loss) from real estate operations	—	(15)	—	(5)
Gain on debt extinguishment	—	—	—	1,533
Income (loss) from discontinued operations	$—	$(15)	$—	$1,528

4. INVESTMENTS IN NON-CONSOLIDATED ENTITIES

          We have investments in five entities through which we own an interest in six properties that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows (amounts in thousands):

Investment	Ownership	September 30, 2013	December 31, 2012
5433 Westheimer	57.5%	$2,875	$3,087
Casa Linda	50.0%	2,328	2,707
Woodlake Pointe	30.0%	4,585	4,623
PTC/BSQ	20.0%	7,958	9,882
Woodlake Square	3.0%	—	450
Total		$17,746	$20,749

          5433 Westheimer – We own a 57.5% interest in 5433 Westheimer, LP, which owns an office building with 134,000 square feet of GLA and formerly owned a 152-room hotel in Houston, Texas. The remaining 42.5% is owned by a third party, joint-venture partner. The property is not consolidated into our financial statements as we and our joint venture partner share equally in decision-making rights. On April 10, 2012, 5433 Westheimer, LP sold the 152-room hotel for $28.7 million, and the net proceeds received were used to pay down the existing loan balance to $3.8 million. 5433 Westheimer, LP continues to own and operate the office building. On October 19, 2012, 5433 Westheimer, LP refinanced this debt with a five-year term loan in the amount of $8.7 million, which includes amounts to be funded in the form of construction draws for the redevelopment of the property. We and our joint venture partner are joint and several guarantors of 25% of this debt, and we and our joint venture partner initiated a redevelopment plan, primarily in the form of building and site improvements that will allow for lease-up of the property at improved rental rates. As of September 30, 2013, approximately $10.1 million in redevelopment costs have been incurred out of a total expected cost of approximately $11.9 million (including lease-up costs), which is expected to be entirely funded by the property’s cash flows and construction draws under the loan.

          Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a multi-tenant retail property located in Dallas, Texas with a combined GLA of 325,000 square feet. The remaining 50% is owned by MIG IV, an affiliate of our General Partner. The property is secured by a $38.0 million, seven-year mortgage loan that matures in January 2014. The loan bears an annual interest rate of 5.48% and is interest-only until maturity. During 2012, we and MIG IV initiated a lease-up strategy for the property. We expect that our portion of the costs to be incurred as part of the lease-up strategy is approximately $1.5 million. We expect to fund these capital requirements with cash on hand. We have engaged a mortgage broker to assist us with refinancing this loan and have recently selected a lender based on preliminary terms of a non-recourse loan with an initial funding of $37.95 million and a future funding of approximately $4.5 million for the potential acquisition of an adjacent property. The proposed terms of the loan are a term of four years with a one-year extension, an interest rate of 3.50% over 3-Month LIBOR and is interest-only for the first two years with monthly payments of interest and principal based upon a 30-year amortization thereafter with the balance due upon maturity. We expect the joint venture to close on the loan during the fourth quarter of 2013.

          Woodlake Pointe - We own a 30% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined GLA of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entities, MIG IV (60%) and ARIC (10%). During 2011, we signed a lease with a large national fitness tenant, and we completed construction of a 45,000 square foot building on the property during 2012 for a total redevelopment costs of $6.7 million. On September 30, 2013, our Woodlake Pointe joint venture sold the 45,000 square foot building and a portion of the land for $12.0 million to an unrelated third party. The land and building were secured by a $6.7 million loan that was repaid in full with proceeds from the sale. We received a distribution of $1.5 million on October 1, 2013. We subsequently repaid approximately $650,000 of notes payable - related party and retained the remainder of proceeds as cash on hand.

          PTC/BSQ - We own a 20% interest in PTC/BSQ Holding Company LLC, which owns three multi-tenant retail properties located in Plano, Texas with a combined GLA of 460,000 square feet. The remaining 80% is owned by an unaffiliated third party. We initiated a redevelopment in January 2012 which is expected to be completed in the fourth quarter of 2013. As of September 30, 2013, approximately $10.4 million in redevelopment costs have been incurred out of a total expected cost of $11.9 million, including tenant improvements and leasing costs. Our PTC/BSQ joint venture successfully refinanced its debt on June 28, 2013, increasing the total debt from $44.4 million to $54.0 million with an additional $4.5 million available for future capital improvements. We received a distribution from our PTC /BSQ joint venture in the amount of $1.9 million and repaid approximately $1.4 million of notes payable. The terms include a three year maturity with two one-year extension options.

          Woodlake Square - We owned a 3% interest in Woodlake Square LP, which owned a multi-tenant retail property located in Houston, Texas with a combined GLA of 161,000 square feet. The remaining 97% was owned by the third-party institutional partner (90%), ARIC (1%) and by MIG IV (6%). Our interest in Woodlake Square also carried a promoted interest in profits and cash flows once an 11.65% return is met on the project. The joint venture commenced redevelopment of this property in the third quarter of 2010 and completed the redevelopment in April 2011. On February 23, 2012, this entity sold a parcel of land that resulted in a gain of approximately $437,000. Our 3% share of this gain is included in our equity in losses from non-consolidated entities on our consolidated statement of operations. On September 18, 2013, the joint venture sold the shopping center to AmREIT for $41.6 million based on arms-length negotiations between AmREIT and our third party institutional partner that owned a 90% interest in the property. The joint venture recorded a gain on sale of $10.4 million. Our share of this gain is included in our income (loss) from non-consolidated entities. We received a distribution for approximately $1.0 million, and we subsequently repaid approximately $1.6 million of notes payable - related party in September 2013 from these distributions and from cash on hand.

          Combined condensed financial information for our non-consolidated entities, at 100%, is summarized for the three and nine months ended September 30, 2013 and 2012, as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenue	$4,294	$3,303	$12,271	$9,924
Depreciation and amortization	(1,470)	(1,376)	(4,513)	(4,315)
Interest expense	(1,047)	(1,000)	(3,095)	(3,206)
Net income (loss)	522	(464)	240	(1,971)

5. NOTES PAYABLE

          Our outstanding debt to third party lenders as of September 30, 2013 and December 31, 2012 was as follows (amounts in thousands):

Notes payable	September 30, 2013	December 31, 2012
Lantern Lane	$15,000	$15,000
Westside Plaza	9,630	9,759
Total	$24,630	$24,759

          Our Lantern Lane debt is a variable-rate mortgage loan that bears interest at one-month LIBOR rate plus 2.75% and matures in 2015. We are currently delaying scheduled payments on our Westside Plaza fixed-rate mortgage loan and are in discussions with the lender to restructure the terms of the loan. Our mortgage loans are secured by our real estate properties and may be prepaid but could be subject to a yield-maintenance premium or prepayment penalty. Our mortgage loans are generally due in monthly installments of interest and principal and our mortgages mature in 2015. As of September 30, 2013, the weighted-average interest rate on our fixed-rate debt was 6.1%, and the weighted average remaining life of such debt was 1.7 years.

          We also serve as guarantor on debt in the amount of $6.5 million, which relates to our 5433 Westheimer joint venture and matures in 2017. We have not accrued any liability with respect to this guarantee as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

          Notes Payable – Related Party – As of September 30, 2013 and December 31, 2012, our notes payable – related party were $672,000 and $5.6 million, respectively. On October 1, 2013, we repaid $650,000 of the remaining balance.

          Fair Value of Notes Payable – We record our debt instruments based on contractual terms, net of any applicable premium or discount on our consolidated balance sheet. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities. In determining the fair value of our debt instruments, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. The fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of notes payable was $25.3 million as of September 30, 2013, and December 31, 2012.

6. CONCENTRATIONS

          As of September 30, 2013 and December 31, 2012, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, both properties are located in the Houston metropolitan area. These Houston properties represent 100% of our rental income for the nine months ended September 30, 2013 and 2012. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base rents generated by our top five tenants during the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Tenant	2013	2012	2013	2012
Trend Mall	$95	$95	$285	$285
CVS/Pharmacy (1)	59	60	178	65
Fidelity Investments	54	46	160	139
Rice Food Markets, Inc.(2)	18	68	126	214
Fadis Mediterranean Delight	36	35	106	98
Totals	$262	$304	$855	$801

(1)	Rent commenced on a new lease with CVS/Pharmacy during the second quarter of 2012.

(2)	Fresh Market assumed this lease on July 24, 2013.

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

8. RELATED PARTY TRANSACTIONS

          Certain of our affiliates receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us during the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
Type of service	2013	2012	2013	2012

Asset management fees	$59	$59	$176	$176
Property management fees	32	31	95	87
Leasing costs	6	29	40	131
Interest expense - related party	15	87	103	243
Administrative costs reimbursements	103	107	293	291
	$215	$313	$707	$928

          In addition to the above fees incurred by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the nine months ended September 30, 2013 and 2012, such fees totaled $836,000 and $1.1 million, respectively. For more information, see Note 4 regarding investments in non-consolidated entities.

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

          As of September 30, 2013, our investments included two wholly-owned properties comprised of approximately 125,000 square feet of GLA and six properties in which we own a non-controlling interest through joint ventures comprising approximately 985,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas. Substantially all of our revenue is derived from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the nine months ended September 30, 2013 and 2012. As of September 30, 2013, our properties had an average occupancy rate of approximately 98.7%.

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

          Over the past several years, our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recent, severe recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. As a result, we have faced significant liquidity challenges over the last several years. However, other than our Olmos Creek property, which we delivered to the lender as settlement of unpaid debt in February 2012, we have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Note 4 of the Notes to Consolidated Financial Statements) and/or (5) obtaining funds through additional borrowings from AmREIT.

          As of September 30, 2013, we have $926,000 in cash on hand and our liquidity has improved due to the refinance of the PTC/BSQ joint venture debt, the sale of Woodlake Square and the Woodlake Pointe joint venture’s sale of a portion of its Woodlake Pointe property. See also Note 4 of the Notes to Concolidated Financial Statements related to our investments in non-consolidated entities. During 2013, we have repaid approximately $5.8 million of our notes payable –related party and we resumed monthly payments of interest, asset management fees and overhead allocations to AmREIT.

          We have created a strategic plan to maximize the potential value of our real estate portfolio and execute an orderly, but opportunistic liquidation. The components of this strategic plan are as follows:

•

Complete our development and redevelopment projects with a goal to stabilize these projects over the next 6-12 months. We believe that completing our development and redevelopment projects, including their lease-up and stabilization, will allow us to maximize the return on these properties upon sale. Our investments in 5433 Westheimer and PTC/BSQ represent our assets currently under development/redevelopment. See Note 4 of the Notes to the Consolidated Financial Statements for further discussion of redevelopment plans at each of these properties.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions. We believe that the stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our properties will generate liquidity that could allow us to re-commence distributions to our Limited Partners; however, this most likely will not occur until we begin to sell our real estate assets.

•

Sell our properties opportunistically as the market continues to recover. Our sales by our Woodlake Square and Woodlake Pointe joint ventures are recent examples of our execution of this strategy. Our General Partner has in good faith begun to review market sales opportunities for our remaining operating properties, but believes that retail property valuations continue to be challenged, and, accordingly, that attractive sales opportunities may not exist in the near term. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value, and timing of cash flows. As we have now entered the liquidation period, we will not be acquiring new real estate investments, but we will be completing our development and redevelopment projects and we will be distributing net proceeds generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

          There is no guarantee that we and our joint ventures will be successful with the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. We can provide no assurance that AmREIT will be able to provide additional support, if needed. Historically, AmREIT has deferred payment of advisory fees earned to the extent such deferrals of fees were necessary for our continued operation. Such fees included property management, asset management, development fees, interest expense on amounts owed to AmREIT and reimbursements of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the remaining balance of our notes payable – related party to them until a date subsequent to January 1, 2014 if such repayment were to prevent the execution of our strategy or present an unnecessary financial hardship to us. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

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

RESULTS OF OPERATIONS

          Below is a discussion of our results of operations for the three and nine months ended September 30, 2013, as compared to the same period in 2012. For purposes of comparing our results for the period presented below, the operating results from Olmos Creek have been presented separately as discontinued operations.

Comparison of the Three Months Ended September 30, 2013, to the Three Months Ended September 30, 2012

          Revenue. Revenue increased $78,000, or 10%, during the third quarter of 2013 as compared to the same period during 2012 ($890,000 in 2013 versus $812,000 in 2012). The increase was primarily due to increased occupancy at both our Lantern Lane and Westside Plaza properties as well as increased operating expenses billed to tenants as compared to the same period in 2012. Overall, occupancy increased from 96.8% at September 30, 2012 to 98.7% at September 30, 2013 for our consolidated properties.

          Property Expense. Property expense increased $87,000, or 44%, during the third quarter of 2013 as compared to the same period during 2012 ($283,000 in 2013 versus $196,000 in 2012). The increase is primarily related to bad debt recoveries of $47,000 during 2012 with no such recoveries in 2013 and increased security expense at our Lantern Lane property.

          Legal and professional. Legal and professional expense decreased $31,000, or 40%, during the third quarter of 2013 as compared to the same period in 2012 ($46,000 in 2013 versus $77,000 in 2012). This decrease is due to additional professional fees incurred related to the favorable resolution of an environmental matter at our Lantern Lane property during 2012, with no similar expenses during 2013.

          Interest Expense. Interest expense decreased $126,000, or 30%, during the third quarter of 2013 as compared to the same period in 2012 ($296,000 in 2013 versus $422,000 in 2012). This decrease is due to a lower outstanding balance on our notes payable – related party after repaying $5.2 million during 2013.

           Income (loss) from non-consolidated entities. Income (loss) from non-consolidated entities increased $487,000, or 186%, during the third quarter 2013 as compared to the same period in 2012 (income of $225,000 in 2013 compared to a loss of $262,000 in 2012). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The resulting increase in income is primarily related to our portion of the gain on sale of Woodlake Square of approximately $10.5 million with our pro rata share of the gain representing approximately $311,000. Additionally, we benefited from increased income associated with lease-up of our properties within our investments in PTC/BSQ, Casa Linda, Woodlake Square and Woodlake Pointe (prior to their respective sales) as compared to the respective period in 2012. The increase is partially offset by our portion of the loss (approximately $173,000) on the sale of the land and building by our Woodlake Pointe investment. See further discussion of our sales of Woodlake Square and Woodlake Pointe as discussed in Note 4 of the Notes to Consolidated Financial Statements.

Comparison of the Nine Months Ended September 30, 2013, to the Nine Months Ended September 30, 2012

          Revenue. Revenue increased approximately $410,000, or 19%, during the nine months ended September 30, 2013 as compared to the same period in 2012 ($2.6 million in 2013 versus $2.2 million in 2012). The increase was primarily due to increased occupancy at both our Lantern Lane and Westside Plaza properties as compared to the same period in 2012. Overall, occupancy increased from 96.8% at September 30, 2012 to 98.7% at September 30, 2013 for our consolidated properties.

          Legal and Professional. Legal and professional expense decreased approximately $83,000, or 30%, for the nine months ended September 30, 2013 as compared to 2012 ($195,000 in 2013 versus $278,000 in 2012). This decrease is due to higher expenses in 2012 related to the disposition of Olmos Creek and additional professional fees incurred related to the favorable resolution of an environmental matter at our Lantern Lane property during 2012 with no similar expenses during 2013.

          Income (loss) from non-consolidated entities. Income (loss) from non-consolidated entities decreased approximately $967,000, or 90% for the nine months ended September 30, 2013 as compared to the same period in 2012 (a loss of $109,000 in 2013 versus a loss of $1.1 million in 2012). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The resulting decrease in loss is primarily related to 1) our portion of the gain on sale of Woodlake Square of approximately $10.5 million with our pro rata share of the gain representing approximately $311,000. 2) Additionally, we benefited from increased income and lease-up of our properties within our investments in PTC/BSQ, Casa Linda, Woodlake Square and Woodlake Pointe (prior to their respective sales) as compared to the respective period in 2012 and 3) our 2012 loss of approximately $94,000 incurred as a result of the sale of the 152-room hotel during 2012 by our 5433 Westheimer joint venture. The increase is partially offset by our portion of the loss (approximately $173,000) on the sale of the land and building by our Woodlake Pointe investment. See further discussion of our sales of our investments in nonconsolidated investments as discussed in Note 4 of the Notes to Consolidated Financial Statements.

          Gain on Debt Extinguishment. During the nine months ended September 30, 2012, we recognized a gain of $1.5 million on the extinguishment of debt on our Olmos Creek property. We did not recognize a similar gain during the nine months ended September 30, 2013. See Note 3 in the Notes to our Consolidated Financial Statements for further discussion on the disposition of our Olmos Creek property.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents are our primary sources of liquidity. As of September 30, 2013, and December 31, 2012, our cash and cash equivalents totaled approximately $926,000 and approximately $3.2 million, respectively.

          Over the past several years, our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recent, severe recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years.

          As a result, we have faced significant liquidity challenges over the last several years. Other than with our Olmos Creek property (which was delivered to the lender as settlement of unpaid debt in February 2012), we were successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Note 4 of the Notes to Consolidated Financial Statements related to our investments in non-consolidated entities) and/or (5) obtaining funds through additional borrowings from AmREIT.

          As of September 30, 2013, our liquidity has improved due to the refinance of the PTC/SBQ joint venture debt, the sale of Woodlake Square and the Woodlake Pointe joint venture’s sale of a portion of its Woodlake Pointe property. See also Note 4 related to our investments in non-consolidated entities. During 2013, we have repaid approximately $5.8 million of our notes payable –related party and we resumed monthly payments of interest, asset management fees and overhead allocations to AmREIT.

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

          We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property (a 50% joint venture between us and MIG IV) representing our 50% share of a lease-up strategy at this property. To date we have not incurred any capital expenditures. The $38 million mortgage on the property matures in January 2014.We have engaged a mortgage broker to assist us with refinancing this loan and have recently selected a lender based upon preliminary terms for a non-recourse loan with an initial funding of $37.95 million and a future funding of approximately $4.5 million for the potential acquisition of an adjacent property. The terms of the proposed loan are a term of four years with a one-year extension, an interest rate of 3.50% over 3-Month LIBOR and interest-only payments for the first two years with monthly payments of interest and principal based upon a 30-year amortization thereafter with the balance due upon maturity. We expect the joint venture to close on the loan during the fourth quarter of 2013.

          We continue to work with the debt servicer to refinance the Westside Plaza debt (see Note 5) to address various alternatives for relief either through reduction of escrow requirements, waiver of penalties and forgiveness of principal or all of the above. However, we may be ultimately called upon to recapitalize a portion of the debt in order to successfully renegotiate or refinance the debt. In the event we do not have sufficient liquidity for such a recapitalization, we may have to look to our General Partner to borrow the money.

          There is no guarantee that we and our joint ventures will be successful with the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. We can provide no assurance that AmREIT will be able to provide additional support, if needed. Historically, AmREIT has deferred payment of advisory fees earned to the extent such deferrals of fees were necessary for our continued operation. Such fees included property management, asset management, development fees, interest expense on amounts owed to AmREIT and reimbursements of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the remaining balance of our notes payable – related party to them until a date subsequent to January 1, 2014 if such repayment were to prevent the execution of our strategy or present an unnecessary financial hardship to us. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

Current Market Conditions

          Over the past several years, our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. The United States economy has experienced recent improvements in the general economy, but general concerns from the recent, severe recession remain. Concerns include, but are not limited to the potential future increase of future interest as well as the availability and cost of capital as the economy improves. Additionally, there is remaining uncertainty of whether the United States economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of periods of high unemployment, volatile energy costs, geopolitical issues, which have contributed to increased market volatility and weakened business and consumer confidence. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Our General Partner believes that the retail real estate market is likely to remain depressed through 2013; however, it is difficult to determine the breadth and duration of the financial market problems and how such problems may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we have created a strategic plan to maximize value during our liquidation period as further described in the “Overview” section above.

Cash Flow Activities for the Nine Months Ended September 30, 2013 and 2012

          Cash flows provided by (used in) operating activities, investing activities and financing activities during the nine months ended September 30, 2013 and 2012, are as follows (in thousands):

	Nine months ended September 30,
	2013	2012
Operating activities	$626	$(138)
Investing activities	2,480	(153)
Financing activities	(5,350)	344

          Net cash flows provided by operating activities increased by $764,000 during the nine months ended September 30, 2013, as compared to the same period in 2012 ($626,000 provided by operating activities in 2013 versus $138,000 used in operating activities in 2012). This increase is primarily due to increased income from operations exclusive of non-cash charges for depreciation, gains on extinguishment of debt and losses from non consolidated investments of $563,000, primarily from increased occupancy at our consolidated properties as well as improved collections and deferral of payments.

          Net cash flows provided by investing activities increased by $2.6 million during the nine months ended September 30, 2013, as compared to the same period in 2012 ($2.5 million provided by investing activities in 2013 versus $153,000 used investing activities in 2012). This increase in cash inflows is primarily due to the $1.9 million distribution that we received from our PTC/BSQ joint venture related to the refinance of its debt and the distribution of approximately $1.0 million we received from the sale of Woodlake Square. See also Note 4 to the Notes to Consolidated Financial Statements.

          Net cash flows used in financing activities increased by $5.7 million for the nine months ended September 30, 2013, as compared to the same period in 2012 ($5.4 million used in financing activities in 2013 versus $344,000 provided by financing activities in 2012). This increase was primarily due to payments made during 2013 on notes payable – related party compared to proceeds from additional borrowings on notes payable – related party during 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

          Under the supervision and with the participation of our General Partner’s CEO and CFO, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2013. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

          There has been no change to our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: November 12, 2013	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer, and Director

Date: November 12, 2013	By:	/s/ Chad C. Braun
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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited), (iii) the Consolidated Statements of Partners’ Capital for the nine months ended September 30, 2013 (unaudited), (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).