Form 10-K
period 2013-12-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2014-03-27
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of March 27, 2013, the Registrant had 2,833 Units of Limited Partnership Interest outstanding. There is no established trading market for such units.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

                    Forward-looking statements that were true at the time may involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.

ii

DEFINITIONS

                    As used in this Report, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “we,” “our,” “MIG III,” the “Partnership” and “us” refer collectively to AmREIT Monthly Income & Growth Fund III, Ltd. and its subsidiaries, including joint ventures, unless the context clearly indicates otherwise.

ITEM	DEFINITION

ABR	Annualized Base Rent.

ADA	Americans with Disabilities Act of 1990.

AmREIT	AmREIT, Inc., a Maryland corporation and parent of our General Partner.

Annual Report	Annual report on Form 10-K filed with the SEC for the year ended December 31, 2013.

AOCI	Accumulated Other Comprehensive Income (Loss).

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of AmREIT.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Exchange Act	Securities Exchange Act of 1934, as amended.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth III Corporation, a wholly-owned subsidiary of AmREIT, Inc.

GLA	Gross leasable area.

IRS	Internal Revenue Service.

LIBOR	London interbank offered rate.

Limited Partners	Owners / holders of our Units.

MIG IV	AmREIT Monthly Income & Growth Fund IV, L.P., an affiliated entity.

NYSE	New York Stock Exchange.

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

Units	Limited partnership units in MIG III.

iii

PART I

ITEM 1.          BUSINESS.

BACKGROUND

                    We are a Texas limited partnership formed in April 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, commercial real estate consisting primarily of single-tenant and multi-tenant retail properties. We commenced our principal operations on June 30, 2005, when we met the required minimum of $2.0 million in our Offering and issued 80 initial Units. We closed the offering on October 31, 2006 when we had received approximately $71.1 million from the sale of 2,833 Units. We invested substantially all of the net proceeds of the Offering in real properties.

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

                    Our General Partner is a Texas corporation and a wholly-owned subsidiary of AmREIT, an SEC reporting Maryland corporation that has a class of securities listed on the NYSE and that has elected to be taxed as a REIT. AmREIT and its predecessors have sponsored and advised 21 partnerships or similar investment funds formed for the purpose of investing in properties during their 29-year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of the properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under our limited partnership agreement. Our General Partner invested $1,000 in us in exchange for its general partner interest and invested $800,000 in us in exchange for 32 Units.

                    Rental income accounted for 100% of our total revenue during the years ended December 31, 2013, 2012, and 2011, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of December 31, 2013, our properties had an average occupancy rate of approximately 88%.

OUR PORTFOLIO AND JOINT VENTURES

                    As of December 31, 2013, our investments included two wholly-owned properties comprising approximately 125,000 square feet of GLA and six properties in which we own a non-controlling interest through joint ventures comprising approximately 985,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas. See “Item 2. Properties” for a more detailed description of our investments in properties.

                    Our joint ventures are structured as limited partnerships or limited liability companies in which we own interests. Each of these limited partnerships or limited liability companies directly owns one or more of the six underlying properties. Each general partner or managing member is responsible for establishing policies and operating procedures with respect to the business and affairs of the underlying property. However, we and each of our joint venture partners must approve all significant decisions involving the properties.

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

OUR INVESTMENT OBJECTIVES

                    Our operating period ended on October 31, 2012, and we have entered into our liquidation period. Over the past several years our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations have been negatively impacted by these market dynamics. We believe that the retail real estate market has experienced improvement. However, it is difficult to determine if the improvements experienced in 2013 will continue through 2014. To navigate these challenging market conditions, we and our General Partner have created a strategic plan to maximize the potential value of our real estate portfolio and then execute an orderly, but opportunistic liquidation. We plan to:

•

Complete our development and redevelopment projects with a goal to stabilize these projects over the next 6-12 months. We believe that completing our development and redevelopment projects, including their lease-up and stabilization, will allow us to maximize the return on these properties upon sale. Our investments in 5433 Westheimer, Woodlake Pointe and PTC/BSQ represent our assets currently under development or redevelopment. See Note 4 of the Notes to the Consolidated Financial Statements for further discussion of redevelopment plans at each of these properties.

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

•

Sell our properties opportunistically, likely beginning in 2014. Once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner has in good faith begun to review market opportunities to sell our operating properties. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value and timing of cash flows. As we have now entered the liquidation period, we will not be acquiring new real estate investments. We will be completing our development and redevelopment projects and distributing net proceeds generated from property sales to our Limited Partners, unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

                    An orderly liquidation of all of our properties will take years for our General Partner to complete and wind up our operations. Because of challenging real estate market conditions, it is possible that investors may not recover all of their original investment. Although we believe that our strategic plan maximizes the potential value of our properties and is in the best interests of our Limited Partners, no assurances can be given that this strategy will be successful.

                    The above steps may not be sufficient, and we could incur individual setbacks and possibly significant losses. Additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient. Even with the above strategic plan and liquidity initiatives, we still may incur cash shortfalls if we are required to perform under certain guarantees (see Note 4 of the Notes to Consolidated Financial Statements) of our joint ventures or are unable to refinance certain debt as it comes due, which could result in lender repossession of one or more properties owned by us and/or our joint ventures or be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

                    As sole owner of our General Partner, AmREIT has the ability to purchase our wholly-owned properties that our General Partner determines are in our best interests to sell. For the properties that we own through a joint venture, AmREIT typically has contractual buy-sell or rights of first offer, subject to the approval of our joint venture partners. If our General Partner determines that it is in our best interests to sell one of our properties, our General Partner will notify AmREIT of our desire to sell such property. AmREIT will then have 30 days to determine whether to pay the market value to acquire the property for itself. To determine the market value of a property, both AmREIT and we, at our own cost and expense, will appoint a real estate appraiser with at least five years of full-time commercial appraisal experience and who is a member of the Appraisal Institute. If either of us fails to appoint an appraiser, the single appraiser appointed shall be the sole appraiser and will determine the market value. Each appraiser will conduct an independent appraisal of the property within 30 days after the two appraisers are appointed. If the appraised values are within five percent of each other, the market value of the property will be the mean of the two appraisals. If the two appraisals are more than five percent apart, a third appraiser meeting the qualifications stated above and independent from each party shall be appointed by the existing appraisers. Upon completion of the third appraisal, if the low appraisal and/or the high appraisal are/is more than five percent lower and/or higher than the middle appraisal, the low appraisal and/or the high appraisal will be disregarded. If only one appraisal is disregarded, the remaining two appraisals will be added together and their total divided by two, with the resulting quotient being the market value. If both the low appraisal and the high appraisal are disregarded as stated above, the middle appraisal will be the market value. AmREIT will have 10 business days after the final determination of market value to elect to purchase the property.

Liquidity Challenges

                    Over the past several years, our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recent, severe recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced in 2013 will continue through 2014 and into the future.

                    We have faced significant liquidity challenges over the last several years. However, other than our Olmos Creek property which we delivered to the lender as settlement of unpaid debt in February 2012, we were successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Note 4 of the Notes to Consolidated Financial Statements) and/or (5) obtaining funds through additional borrowings from AmREIT.

                    On September 18, 2013, our Woodlake Square joint venture sold the Woodlake Square shopping center to AmREIT for $41.6 million, and we received a distribution of approximately $1.0 million. We subsequently repaid approximately $1.6 million of notes payable - related party in September 2013 from these distributions and from cash on hand.

                    On September 30, 2013, our Woodlake Pointe joint venture sold the single-tenant building and land parcel at our Woodlake Pointe property constructed for a national fitness tenant for $12.0 million to an unrelated third party. The land and building were secured by a $6.6 million loan that was repaid in full with proceeds from the sale. We received a distribution of $1.5 million on October 1, 2013 in connection with this sale. We subsequently repaid approximately $650,000 of notes payable - related party and retained the remainder of the proceeds as cash on hand.

                    During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG IV). We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. To date, the joint venture has incurred approximately $1.3 million of the planned capital expenditures. Additionally, the joint venture refinanced the $38.0 million mortgage loan on the property on December 27, 2013, with a four-year, non-recourse loan with an opportunity for an additional funding of approximately $4.5 million for the potential acquisition of an adjacent property.

                    We continue to work with the debt servicer on the Westside Plaza debt (see Note 6 of the Notes to Consolidated Financial Statements) to address various alternatives for relief either through reduction of escrow requirements, waiver of penalties and forgiveness of principal or all of the above. We believe that we will be successful in this endeavor; however, we may be ultimately called upon to repay a portion of the debt in order to successfully renegotiate or refinance the debt. In the event we do not have sufficient liquidity for such a repayment, we may need to look to our General Partner to borrow additional funds.

                    Our 5433 joint venture is currently not in compliance with its debt service coverage ratio covenant and the lender may discontinue funding the remaining redevelopment draws provided for in the loan. We do not believe that the joint venture has sufficient cash on hand to fund remaining development costs solely from its operating cash flows. Based upon current estimates of fair value, we believe that there is sufficient equity in the property that supports a successful refinancing of the debt and completing the redevelopment. In the near term, we may be required to help fund our portion of the remaining development through operating cash flows and potential additional loans from AmREIT. See also Note 4 of the Notes to the Consolidated Financial Statements.

                    Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute our strategic plan through a combination of the foregoing liquidity initiatives. Historically, AmREIT has deferred payment of advisory fees and payment of notes payable – related party to the extent such deferral of payments were necessary for our continued operation. There is no guarantee that we and our joint ventures will be successful with the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. In the event our liquidity is not sufficient to execute our strategy, AmREIT has agreed to defer payments, subject to its continued ability to do so.

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

COMPETITION

                    All of our properties are located in geographic areas that include competing properties. The number of competitive properties in a particular area could have a material adverse effect on both our ability to lease space at our properties and on the rents charged. When pursuing acquisition, development and redevelopment opportunities, we also compete with an indeterminate number of other real estate investors, including domestic and foreign corporations and financial institutions, publicly-traded and privately-held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds, some of which have greater financial resources than we do. Similarly, should we decide to dispose of any property, we may compete with third party sellers of similar types of commercial properties for suitable purchasers, which may result in our receiving lower net proceeds from a sale or in our not being able to dispose of such property at a time of our choosing due to the lack of an acceptable return.

                    In operating and managing our properties, we compete for tenants based upon a number of factors including, but not limited to, location, rental rates, security, flexibility, expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained and marketed. We may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease vacant space, all of which would adversely impact our results of operations. We had to utilize rent concessions and undertake tenant improvements during the economic downturn to a greater extent than we historically have done.

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

Americans with Disabilities Act of 1990

                    Under the ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA might require removal of structural barriers to handicapped access in certain public areas where such removal is “readily achievable.” We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. Noncompliance with the ADA, however, could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

•

Our General Partner’s management is engaged in substantial activities apart from our business, including their duties to AmREIT and other real estate programs sponsored by AmREIT. As such, the time they can devote to our affairs is limited.

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

•

Our General Partner may receive compensation in the form of a brokerage commission for the work performed in the sale of our properties to third party real estate investors, and our General Partner may have an incentive to sell a property even if not in the best interests of our Limited Partners.

•

The compensation payable to our General Partner and its affiliates has not been determined by arm’s -length negotiations and might exceed that which would be paid to unrelated persons under similar circumstances in arm’s length transactions. Also, a significant portion of this compensation is payable irrespective of the quality of the services provided or our success or profitability.

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

                    We may, from time to time, sell some of our properties to AmREIT. As a result of the inherent conflict in such a sale, we will only sell a property to AmREIT if it agrees to pay the market value or the amount of a bona fide final third party offer for that property. In addition, we may borrow money from AmREIT or its affiliates. Although our General Partner will only approve an affiliated borrowing transaction if, in the exercise of its fiduciary duties, it determines that the terms are fair and reasonable and no less favorable to us than comparable loans between unaffiliated third parties, our General Partner could face conflicts of interest in connection with such a transaction that may not be resolved in the best interests of our Limited Partners.

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

CORPORATE OFFICE

                    Our principal office is located at 8 Greenway Plaza, Suite 1000, Houston, Texas 77046. Our telephone number is (713) 850-1400.

ITEM 1A.          RISK FACTORS.

                    Not applicable.

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

                    None.

ITEM 2.          PROPERTIES.

Real Estate Investment Properties:

                    During the period from April 19, 2005 (inception) to December 31, 2013, we have acquired interests in eight properties that we currently retain. We directly own two properties and have investments in six properties through joint venture arrangements. During 2013, one of our joint ventures sold the Woodlake Square property. We believe our properties are suitable for their intended use and are adequately insured.

                    As of December 31, 2013, we owned interests in the following properties, all of which are located in Texas:

Property	Location	Percent Owned	GLA	Percent Occupied (1)		ABR (2)	Percentage of Total ABR

Consolidated Properties
Lantern Lane	Houston, TX	100%	81,567	100%		1,668,609	11%
Westside Plaza	Houston, TX	100%	43,021	100%		877,814	6%
Total consolidated properties			124,588	100	% (6)	2,546,423	17%

Joint Venture Properties (3)
5433 Westheimer (5)	Houston, TX	58%	133,881	74%		1,916,574	12%
Casa Linda	Dallas, TX	50%	324,569	83%		3,826,032	25%
Woodlake Pointe (4) (5)	Houston, TX	30%	82,120	100%		144,000	1%
Preston Towne Crossing (5)	Dallas, TX	20%	221,081	88%		3,932,828	25%
Berkeley Square	Dallas, TX	20%	125,333	92%		1,971,097	13%
Preston Park Gold	Dallas, TX	20%	97,558	88%		1,137,624	7%
Total joint venture properties			984,542	86	% (6)	12,928,155	83%

Total Properties			1,109,130	88	% (6)	$15,474,578	100%

(1)	Percent occupied is calculated as (i) GLA under commenced leases as of December 31, 2013, divided by (ii) total GLA, expressed as a percentage.
(2)

ABR is calculated by multiplying (i) monthly base rent as of December 31, 2013, by (ii) 12. ABR represents base rents in place on leases with rent having commenced as of December 31, 2013, and does not reflect straight-line rent or other adjustments under GAAP. Our leases do not contain material tenant concessions or rent abatements.

(3)	Properties are owned through a joint venture that is not consolidated in our financial statements.
(4)	As of December 31, 2013, this property was occupied by a tenant with a temporary lease.
(5)	This property is currently under redevelopment.
(6)	Represents weighted average percent occupied based on GLA.

                    Operating Properties - Our operating properties consist primarily of multi-tenant centers and mixed-use properties. These investments are primarily shopping centers that are grocery-anchored or mixed-use properties whose tenants consist of national, regional and local retailers. Our grocery-anchored shopping centers are anchored by an established grocery store operator in the region. Our mixed-use properties consists of a combination of office and hospitality tenants that are typically anchored by a combination of national and regional tenants that provide customer traffic and tenant draw for specialty and restaurant tenants that support the local consumer. We also own shopping centers that are leased to national drug stores, national restaurant chains, national value-oriented retail stores and other regional and local retailers. Of our eight properties in which we own an interest, we have designated Lantern Lane, Westside Plaza, Casa Linda, Berkeley Square and Preston Park Gold as operating properties in that they are not currently under development or redevelopment.

                    Development and Redevelopment Properties -We have also invested in development and redevelopment properties, either directly or indirectly through joint ventures. The amount of equity committed to development and redevelopment projects is generally between 25% and 100% of the total cost of the project, with the remaining costs being funded through lines of credit, construction financing or other property-level mortgage financing. Our 5433 Westheimer, Woodlake Pointe and Preston Towne Crossing properties were under redevelopment as of December 31, 2013.

                    During redevelopment our General Partner will hire a general contractor to provide construction and construction management services for each of our development and redevelopment projects. The general contractor will be entitled to fees for providing these services, and these fees may be paid on a fixed price basis or a cost plus basis. We have engaged ARIC, an affiliate of our General Partner, for construction management services related to our current redevelopment projects. In these cases, such services will be provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.

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

Description of Our Wholly-Owned Properties

                    Lantern Lane

                    On September 29, 2006, through our wholly-owned special purpose entity, AmREIT Lantern Lane, LP, we purchased the Lantern Lane property, a 81,567 square foot retail shopping center located in Houston, Texas from an unaffiliated third party. Our mortgage loan of $13.4 million on this property matured in September 2011. Upon maturity, we entered into a new $12.8 million secured term loan due April 7, 2013. On November 30, 2012, we modified the terms of our Lantern Lane mortgage to extend the due date, and we entered into a second loan for $2.2 million in net cash proceeds to us. The modifications include interest-only payments until the extended maturity date of November 2015 at an interest rate of one-month LIBOR rate plus 2.75%. We acquired this property with the expectation that it would provide a stable stream of rental income and have no plans to redevelop the property. The Fresh Market, Inc. is the largest tenant occupying 21,450 square feet with a lease scheduled to expire in January 2018. This lease has been assumed by the Fresh Market in connection with the acquisition of Rice Food Market, Inc. Other major tenants include CVS/pharmacy and Fidelity Investments.

                    Westside Plaza

                    On September 30, 2005, we purchased the Westside Plaza property, a 43,021 square foot retail shopping center located in Houston, Texas from an unaffiliated third party. We assumed two 20-year mortgage loans with a June 2015 maturity as part of the acquisition of this property. The first loan in the amount of $10.2 million bears an annual interest rate of 5.62% and had an outstanding principal balance of $9.0 million as of December 31, 2013. The second loan in the amount of $640,000 bears an annual interest rate of 12.75% and had an outstanding principal balance of $633,000 as of December 31, 2013. We are currently delaying scheduled payments on our Westside Plaza debt, and we are in negotiations with the lender to refinance our Westside Plaza debt. We completed the redevelopment of the property by adding aesthetic enhancements during 2007. The Westside Plaza property is anchored by Trend Mall, which occupies 24,500 square feet with a lease scheduled to expire in June 2016.

Description of Our Joint Venture Properties

                    5433 Westheimer

                    On March 31, 2006, through a special purpose entity, 5433 Westheimer, LP, we purchased a 50% interest in the 5433 Westheimer property, a 133,881 square foot, 11 story office building and a 152-room hotel located in Houston, Texas from a third party. Additionally, in 2008, we acquired an additional 7.5% ownership interest from Songy Partners, our joint venture partner who owns the remaining 42.5% interest in the property. The property is accounted for under the equity method of accounting as it does not meet all the conditions for consolidation. We completed an initial redevelopment of the office building and construction of a 152-room hotel in October 2009 at a total cost of approximately $31.7 million.

                    In January 2008, we mortgaged our interest in this property with a $32.9 million, three-year variable-rate loan with a third party lender. The debt matured unpaid on December 31, 2011. On April 10, 2012, 5433 Westheimer, LP sold the 152-room hotel for $28.7 million, and the net proceeds received were used to pay down the existing loan balance to $3.8 million. 5433 Westheimer, LP continues to own and operate the office building. On October 19, 2012, 5433 Westheimer, LP refinanced this debt with a five-year term loan in the amount of $8.7 million, which includes amounts to be funded in the form of construction draws for the redevelopment of the property. We and our joint venture partner are joint and several guarantors of 25% of this debt. We and our joint venture partner initiated a redevelopment plan, primarily in the form of building and site improvements that we expect will allow for lease-up of the property at improved rental rates. As of December 31, 2013, approximately $10.1 million in redevelopment costs have been incurred out of a total expected cost of approximately $11.9 million (including lease-up costs), and the balance owed on this debt is $7.7 million.

                    Our 5433 joint venture is currently not in compliance with its debt service coverage ratio covenant and the lender may discontinue funding the remaining redevelopment draws provided for in the loan. We do not believe that the joint venture has sufficient cash on hand to fund remaining development costs solely from its operating cash flows. The loan agreement between the lender and our joint venture requires that the lender be notified of any noncompliance. While we, as the general partner of the joint venture, have not yet notified the lender, we expect to do so in the near term in connection with our plan to refinance this debt. Based upon current estimates of fair value, we believe that there is sufficient equity in the property that supports a successful refinancing of the debt and completing the redevelopment. In the near term, we may be required to help fund our portion of the remaining development through operating cash flows and potential additional loans from AmREIT. While the lender could take possession of the property, we do not believe that they will elect to do so; however, all or a portion of our investment of $2.7 million is subject to risk.

                    We also serve as a guarantor of this debt (see Note 6 of the Notes to Consolidated Financial Statements); however, we do not believe that we would be required to perform under the guarantee as we believe the fair value of the property exceeds the amount of the loan. Accordingly, we believe that our potential exposure is limited to our investment balance. While we believe that we will be able to successfully refinance the debt, we can provide no assurances that we will be able to do so, or under circumstances and timing that allow us to maximize the value of the property.

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

                    During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property. We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. To date, the joint venture has incurred approximately $1.3 million of the planned capital expenditures. Additionally, the joint venture refinanced the $38.0 million mortgage loan on the property on December 27, 2013, with a four-year, non-recourse loan with the opportunity for an additional funding of approximately $4.5 million for the potential acquisition of an adjacent property.

                    Woodlake Pointe

                    On November 21, 2007, through a joint venture arrangement with MIG IV and ARIC, we acquired a 30% interest in AmREIT Westheimer Gessner, L.P., which owns the Woodlake Pointe property, a 82,120 square foot retail shopping center located in Houston, Texas. The remaining 70% is owned by affiliated AmREIT entities, MIG IV (60%) and ARIC (10%). During 2011, we signed a lease with a large national fitness tenant, and we completed construction of a 45,000 square foot building on the property during 2012 for a total redevelopment costs of $6.7 million. On September 30, 2013, our Woodlake Pointe joint venture sold the 45,000 square foot building and a land parcel for $12.0 million to an unrelated third party. The land and building were secured by a $6.6 million loan that was repaid in full with proceeds from the sale. We received a distribution of $1.5 million on October 1, 2013 in connection with this sale.

                    Properties in Plano, Texas Owned Through a Joint Venture with an Affiliate of JPMorgan

                    Through our investment in PTC/BSQ, we purchased a 20% interest in Preston Towne Crossing, Berkeley Square and Preston Park Gold. The joint venture, 80% owned by JPMorgan Asset Management, acquired each of these shopping centers from unrelated third parties. These retail centers, further described below, are adjacent to one another in Plano, Texas, and total 443,972 square feet of GLA.

                    Preston Towne Crossing and Berkeley Square. The 221,081 square-foot Preston Towne Crossing and the 125,333 square-foot Berkeley Square were 88% and 92% occupied, respectively, at December 31, 2013, and are located on 35 acres at the northeast corner of Preston Road and West Park Boulevard in Plano. The shopping centers were developed during 1986 and 1987 and underwent renovations during 2007 and 2008. During the second quarter of 2011, the joint venture acquired the vacant anchor building within the Preston Towne Crossing shopping center, and we invested $1.8 million (our funding requirement of 20%). The properties also include undeveloped land behind Berkeley Square that we believe can be sold to an office or residential developer.

                    We initiated a redevelopment in January 2012 which was substantially completed in the fourth quarter of 2013. We are continuing to lease up the property. As of December 31, 2013, approximately $11.6 million in redevelopment costs have been incurred out of a total expected cost of $11.9 million, including tenant improvements and leasing costs. Our PTC/BSQ joint venture refinanced its debt on June 28, 2013, increasing the total debt from $44.4 million to $54.0 million with an additional $4.5 million available for future capital improvements. The loan has a three-year maturity with two one-year extension options. The joint venture has also entered into an interest rate swap in an equal and offsetting principal amount that converts the variable interest rate on the loan into fixed-rate debt. The joint venture accounts for the swap as a hedge. The fair value of the interest rate swap was a liability of $276,000 at December 31, 2013, as recorded by our joint venture. For the year ended December 31, 2013, our portion of the decrease in fair value totaled $55,000 and is recorded as “equity portion of change in fair value of derivatives held by non-consolidated entity” on our Consolidated Statements of Comprehensive Loss. We received a distribution from our PTC/BSQ joint venture in the amount of $1.9 million and repaid approximately $1.4 million of notes payable-related party.

                    Major tenants of the Preston Towne Crossing property include REI, which occupies 27,000 square feet, Trader Joes, which occupies 15,133 square feet and Old Navy which occupies 15,000 square feet. Leases for these tenants are scheduled to expire in 2015, 2022 and 2022, respectively. Additional tenants include Plaza Park Salon, Half Price Books and Ulta. Studio Movie Grill Concepts, Ltd. is the largest tenant of Berkeley Square occupying 30,977 square feet with a lease scheduled to expire in February 2015.

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

Disposition of Properties

                    Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the purchaser on February 6, 2012, in exchange for a release of the obligations under the Olmos Creek mortgage. The settlement of the debt resulted in a gain on debt extinguishment of approximately $1.5 million, which represents the amount by which the balance owed under the note payable exceeded the estimated fair value of the property.

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

                    We owned a 3% interest in the Woodlake Square property, a 205,522 square foot retail shopping center located in Houston, Texas, through a joint venture arrangement with affiliates of our General Partner, MIG IV (6% ownership interest) and ARIC (1% ownership interest) and an unaffiliated third party institutional partner (the remaining 90% ownership interest). The joint venture commenced redevelopment of this property in the third quarter of 2010 and completed the redevelopment in April 2011. On February 23, 2012, the joint venture sold a parcel of land that resulted in a gain of approximately $437,000. Our 3% share of this gain is included in our equity in losses from non-consolidated entities on our consolidated statement of operations. On September 18, 2013, the joint venture sold the shopping center to AmREIT for $41.6 million based on arm’s-length negotiations between AmREIT and our third party institutional partner that owned a 90% interest in the property. Our 3% ownership interest in the joint venture also included a promoted interest in cash flows once an 11.65% preferred return threshold was me on the project. The joint venture recorded a gain on sale of $10.4 million. Our share of this gain is included in our income (loss) from non-consolidated entities. We received a distribution of approximately $1.0 million in connection with this sale.

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

                    The following table shows tenants which occupy 10% or more of the GLA for each property in which we own an interest and the lease expirations of such tenants, each as of December 31, 2013, assuming that tenants exercise no renewal options, but do exercise any early termination rights.

Property/Tenant	Industry	GLA	Percentage of Property GLA	Year of Lease Expiration
Lantern Lane
The Fresh Market, Inc.	Grocery	21,450	26%	2018
CVS Pharmacy	Pharmacy	11,884	15	2038
Fidelity Investments	Banking	9,578	12	2018
Westside Plaza
Trend Mall	Specialty Retail	24,500	57	2016
Fadi’s Mediterranean Delight	Dining	5,125	12	2017
Berkeley Square
Movie Grill Concepts, Ltd.	Entertainment	30,977	25	2015
Casa Linda
Albertson’s	Grocery	59,561	18	2016
Preston Park Gold
Gold’s Gym	Gym	49,427	51	2025
Chair King	Specialty Retail	27,438	28	2017
Preston Towne Crossing
Recreational Equipment, Inc.	Sporting Goods	27,000	16	2015
Woodlake Pointe
Urban Rug Company	Specialty Retail	82,120	100	2014

Lease Expirations

                    The following table shows lease expirations for our two consolidated properties as of December 31, 2013, during each of the next ten years and thereafter, assuming that tenants exercise no renewal options, but do exercise any early termination rights.

Year of Lease Expiration	Total Number of Leases	GLA	ABR (1)	Percentage of Total ABR
Vacant	-	-	-	-
2014	2	7,345	130,719	5%
2015	1	3,000	78,750	3%
2016	4	28,733	554,159	22%
2017	6	16,425	461,009	18%
2018	5	40,870	734,941	29%
2019	1	2,700	64,800	3%
2020	-	-	-	-
2021	-	-	-	-
2022	3	12,375	253,315	10%
2023	1	1,150	31,050	1%
Thereafter	1	11,990	237,680	9%
Totals	24	124,588	2,546,423	100%

(1)	ABR is calculated by multiplying (i) monthly base rent as of December 31, 2013, by (ii) 12.

                    The following table shows lease expirations for our six non-consolidated properties as of December 31, 2013, during each of the next ten years and thereafter, assuming that tenants exercise no renewal options, but do exercise any early termination rights.

Year of Lease Expiration	Total Number of Leases	GLA	ABR (1)	Percentage of Total ABR
Vacant	-	137,996	-	-
2014 (2)	41	155,052	1,582,261	12%
2015	36	142,588	2,205,856	17%
2016	29	128,597	1,662,506	13%
2017	29	97,774	1,733,596	13%
2018	26	74,635	1,351,729	11%
2019	10	19,232	363,387	3%
2020	3	10,345	223,161	2%
2021	6	42,698	689,713	5%
2022	10	77,388	1,214,867	9%
2023	10	48,810	1,233,815	10%
Thereafter	2	49,427	667,264	5%
Totals	202	984,542	12,928,155	100%

(1)	ABR is calculated by multiplying (i) monthly base rent as of December 31, 2013, by (ii) 12.
(2)	Includes the expiration of a temporary lease with The Urban Rug Company for 82,120 square feet of Woodlake Pointe.

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

ITEM 4.          MINE SAFETY DISCLOSURES.

                    Not Applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

                    As of March 27, 2014, we had 2,833 units outstanding held by 1,197 limited partners.

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

OVERVIEW AND EXECUTIVE SUMMARY

                    We are a Texas limited partnership formed in April 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, commercial real estate consisting primarily of single-tenant and multi-tenant retail properties. Our General Partner is a Texas corporation and wholly-owned subsidiary of AmREIT, an SEC reporting Maryland corporation whose common stock is listed on the NYSE and that has elected to be taxed as a REIT. AmREIT and its predecessors have sponsored and advised 21 partnerships, or similar investment funds formed for the purpose of investing in properties during their 29-year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of the properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under our limited partnership agreement. Our General Partner invested $1,000 in us in exchange for its general partner interest and invested $800,000 in us in exchange for 32 Units.

                    Rental income accounted for 100% of our total revenue during the years ended December 31, 2013, 2012, and 2011, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. As of December 31, 2013, our properties had an average occupancy rate of approximately 88%.

Our Portfolio and Joint Ventures

                    As of December 31, 2013, our investments included two wholly-owned properties comprising approximately 125,000 square feet of GLA and six properties in which we own a non-controlling interest through joint ventures comprising approximately 985,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas. We acquired all of these properties subsequent to our formation.

                    Our joint ventures are structured as limited partnerships or limited liability companies in which we own interests. Each of these limited partnerships or limited liability companies directly owns one or more of the six underlying properties. Each general partner or managing member is responsible for establishing policies and operating procedures with respect to the business and affairs of the underlying property. However, we and each of our joint venture partners must approve all significant decisions involving the properties.

                    On September 18, 2013, our Woodlake Square joint venture sold the Woodlake Square shopping center to AmREIT for $41.6 million, and we received a distribution of approximately $1.0 million. We subsequently repaid approximately $1.6 million of notes payable - related party in September 2013 from these distributions and from cash on hand.

                    On September 30, 2013, our Woodlake Pointe joint venture sold a single-tenant building and land parcel at our Woodlake Pointe property constructed for a national fitness tenant for $12.0 million to an unrelated third party. The land and building were secured by a $6.6 million loan that that was repaid in full with proceeds from the sale. We received a distribution of $1.5 million on October 1, 2013 in connection with this sale. We subsequently repaid approximately $650,000 of notes payable - related party and retained the remainder of the proceeds as cash on hand.

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

Real Estate Redevelopment

                    Expenditures related to the redevelopment of real estate are carried at cost, which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes, insurance and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.

Depreciation

                    Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the life of the respective leases for tenant improvements. Leasehold estate properties, where we own the building and improvements but not the related ground, are amortized over the life of the lease. The determination of useful lives requires judgment and includes significant estimates which we reassess as circumstances warrant.

Impairment of Long Lived Assets

                    We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the years ended December 31, 2013 and 2012. During the year ended December 31, 2011, we recorded a $2.1 million impairment related to our Olmos Creek Property (See Note 3 of the Notes to the Consolidated Financial Statements).

Investment in Non-Consolidated Entities

                    As of December 31, 2013, we had ownership interests in eight real estate properties, two of which are consolidated into our financial statements. Although we exercise significant influence over the activities of the remaining six properties, we do not have a controlling financial interest in them. Accordingly, all of our real estate investments in these properties are reported under the equity method of accounting. Our joint ventures recognize revenues from rents and tenant reimbursements in the same manner as discussed in the “Revenue Recognition” section above; however, we record our percentage interest in the earnings and losses of these entities on a net basis in equity in losses from non-consolidated entities on our consolidated statements of comprehensive loss.

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

                    Scheduled Lease Expirations - During 2014, 5.9% of the total square footage of our two consolidated properties expires, and 15.7% of the total square footage of our non-consolidated properties expires. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals.

Comparison of the year ended December 31, 2013, to the year ended December 31, 2012

                    Revenue. Revenue increased approximately $369,000 for the year ended December 31, 2013, as compared to 2012. The increase was primarily due to increased occupancy at both our Lantern Lane and Westside Plaza properties as compared to the same period in 2012. Overall, occupancy increased from 96.8% at December 31, 2012 to approximately 100% at December 31, 2013, for our consolidated properties.

                    Legal and professional. Legal and professional fees decreased approximately $90,000 for the year ended December 31, 2013, as compared to 2012. This decrease is due to higher expenses in 2012 related to the disposition of Olmos Creek and additional professional fees incurred related to the favorable resolution of an environmental matter at our Lantern Lane property during 2012 with no similar expenses during 2013.

                    Depreciation and amortization. Depreciation and amortization expense decreased approximately $94,000 for the year ended December 31, 2013, as compared to 2012. This decrease primarily due to several assets from our Lantern Lane and Westside Plaza becoming fully depreciated or amortized in 2012.

                    Interest expense. Interest expense decreased $399,000 during the year ended 2013 as compared to the same period in 2012. This decrease is due to loan costs becoming fully amortized for our Lantern Lane property and a lower outstanding balance on our notes payable – related party after repaying $5.9 million during 2013.

                    Income (loss) from non-consolidated entities. Loss from non-consolidated entities decreased approximately $1.0 million for the year ended December 31, 2013, as compared to 2012. The resulting decrease in loss is primarily related to 1) our portion of the gain on sale of Woodlake Square of approximately $10.4 million with our pro rata share of the gain representing approximately $311,000, 2) a one-time gain on the favorable settlement of an environmental liability by our Casa Linda property, our portion of which was $112,000 and 3) increased income due to lease-up of our non-consolidated properties as compared to the respective period in 2012. Additionally, we incurred a loss of approximately $94,000 as a result of the sale of the 152-room hotel during 2012 by our 5433 Westheimer joint venture with no similar loss in 2013. The decrease in loss was partially offset by our portion of an impairment (approximately $173,000) on the sale of the single-tenant building and land parcel by our Woodlake Pointe joint venture. See further discussion of our sales of our investments in non-consolidated investments as discussed in Notes 4 of the Notes to Consolidated Financial Statements.

                    Gain on debt extinguishment. During the year ended December 31, 2012, we recognized a gain of $1.5 million on the extinguishment of debt on our Olmos Creek property. We did not recognize a similar gain during the year ended December 31, 2013. See Note 3 in the Notes to our Consolidated Financial Statements for further discussion on the disposition of our Olmos Creek property.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

                    Revenue. Revenue increased approximately $309,000 for the year ended December 31, 2012, as compared to 2011. The increase was primarily attributable to (i) increases in occupancy at our Lantern Lane property with two new additional tenants representing approximately $186,000 of the increase and (ii) a new tenant at Westside Plaza that took occupancy of the former DSW Shoe Store space after the first quarter of 2011 representing approximately $51,000 of the increase.

                    Asset management fees – related party. Asset management fees – related party decreased approximately $252,000 for the year ended December 31, 2012, as compared to 2011. Our asset management fees are calculated based upon the net value of our assets which has declined.

                    Property expense. Property expense increased approximately $86,000 for the year ended December 31, 2012, as compared to 2011. This increase was primarily due to approximately $75,000 of non-reimbursable repairs and maintenance at our Lantern Lane property.

                    Equity in losses from non-consolidated entities. Equity in losses from non-consolidated entities increased approximately $104,000 for the year ended December 31, 2012, as compared to 2011. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increase was primarily due to a loss recorded on the sale of the 152-room hotel by our 5433 Westheimer joint venture of approximately $94,000 (representing our portion of the loss) as discussed in Note 4 of the Notes to Consolidated Financial Statements.

                    Income (loss) from discontinued operations. Income (loss) from discontinued operations increased by $2.2 million during 2012 as compared to 2011. Our income from discontinued operations during 2012 was the result of the gain on debt extinguishment of $1.5 million recorded during the first quarter of 2012 when we delivered the Olmos Creek property to the lender as full settlement of the debt. During 2011, we recorded $2.1 million of impairment expense on our Olmos Creek property, which was partially offset by a gain of $1.7 million from the sale of our Market at Lake Houston property. See also Note 3 of the Notes to Consolidated Financial Statements for further discussion of our discontinued operations.

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

LIQUIDITY AND CAPITAL RESOURCES

                    Cash and cash equivalents are our primary sources of liquidity. As of December 31, 2013, and December 31, 2012, our cash and cash equivalents totaled approximately $1.2 million and approximately $3.2 million, respectively.

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

                    As a result, we have faced significant liquidity challenges over the last several years. However, other than with our Olmos Creek property (which was delivered to the lender as settlement of unpaid debt in February 2012), we were successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Note 4 of the Notes to Consolidated Financial Statements related to our investments in non-consolidated entities) and/or (5) obtaining funds through additional borrowings from AmREIT.

                    Specific transactions during 2013 that improved our liquidity were as follows:

•

Our PTC/BSQ joint venture refinanced its debt on June 28, 2013, increasing the total debt from $44.4 million to $54.0 million, and we received a distribution from our PTC/BSQ joint venture in the amount of $1.9 million.

•	On September 18, 2013, our Woodlake Square joint venture sold the Woodlake Square shopping center to AmREIT for $41.6 million, and we received a distribution of approximately $1.0 million.
•

On September 30, 2013, our Woodlake Pointe joint venture sold a single-tenant building and land parcel at our Woodlake Pointe property for $12.0 million to an unrelated third party. We received a distribution of $1.5 million on October 1, 2013 in connection with this sale.

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

                    During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG IV). We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. To date, the joint venture has incurred approximately $1.3 million of the planned capital expenditures. Additionally, the joint venture refinanced the $38.0 million mortgage loan on the property on December 27, 2013, with a four-year, non-recourse loan with the opportunity for an additional funding of approximately $4.5 million for the potential acquisition of an adjacent property.

                    We continue to work with the debt servicer on the Westside Plaza debt (see Note 6 of the Notes to Consolidated Financial Statements) to address various alternatives for relief either through reduction of escrow requirements, waiver of penalties and forgiveness of principal or all of the above. We believe that we will be successful in this endeavor; however, we may be ultimately called upon to repay a portion of the debt in order to successfully renegotiate or refinance the debt. In the event we do not have sufficient liquidity for such a repayment, we may need to look to our General Partner to borrow additional funds.

                    Our 5433 joint venture is currently not in compliance with its debt service coverage ratio covenant and the lender may discontinue funding the remaining redevelopment draws provided for in the loan. We do not believe that the joint venture has sufficient cash on hand to fund remaining development costs solely from its operating cash flows. Based upon current estimates of fair value, we believe that there is sufficient equity in the property that supports a successful refinancing of the debt and completing the redevelopment. In the near term, we may be required to help fund our portion of the remaining development through operating cash flows and potential additional loans from AmREIT. See also Note 4 of the Notes to Consolidated Financial Statements.

                    Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute our strategic plan through a combination of the foregoing liquidity initiatives. Historically, AmREIT has deferred payment of advisory fees and payment of notes payable – related party to the extent such deferral of payments was necessary for our continued operation. There is no guarantee that we and our joint ventures will be successful with the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. In the event our liquidity is not sufficient to execute our strategy, AmREIT has agreed to defer payments, subject to its continued ability to do so.

Market Conditions

                    Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, market and economic challenges experienced by the U.S. economy, the real estate industry or within our geographic markets where our properties are located. The U.S. economy has improved from the recent severe recession; however, should recessionary conditions return, such conditions could prevent us or from realizing growth or maintaining the value of our properties. Even if such conditions do not impact us directly, such conditions could adversely affect our tenants.

                    While it is difficult to determine the breadth and duration of financial market problems and the many ways in which they may affect our tenants and our business, a general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our business, financial condition, liquidity, results of operations, our redevelopment projects and future property dispositions. Additionally, if credit markets and/or debt or equity capital markets contract, our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt and increase our future interest expense.

Our Historical Cash Flows

	For the years ended December 31,
	2013	2012
Operating activities	$1,082	$(154)
Investing activities	2,995	93
Financing activities	(6,044)	1,416

                    Net cash flows provided by operating activities increased by $1.2 million during the year ended December 31, 2013, as compared to the same period in 2012. This increase is primarily due to increased income from operations exclusive of non-cash charges for depreciation, gains on extinguishment of debt and losses from non consolidated investments of $702,000, primarily from increased occupancy at our consolidated properties as well as $393,000 from improved collections and deferral of payments.

                    Net cash flows provided by investing activities increased by $2.9 million during the year ended December 31, 2013, as compared to the same period in 2012. This increase in cash inflows is primarily due to the $1.9 million distribution that we received from our PTC/BSQ joint venture related to the refinance of its debt and distributions of approximately $2.5 million we received from the sales of Woodlake Square and the single-tenant building and land parcel at our Woodlake Pointe property. See also Note 4 to the Notes to Consolidated Financial Statements. This was partially offset by advances we made to related parties and additional investments in non-consolidated entities of $1.3 million.

                    Net cash flows used in financing activities increased by $7.5 million for the year ended December 31, 2013, as compared to the same period in 2012. This increase was primarily due to additional payments made during 2013 on notes payable – related party of $4.9 million compared 2012 and $2.2 million in proceeds received from the refinance of the Lantern Lane debt during 2012 with no such proceeds received in 2013.

Future Contractual Obligations

                    As of December 31, 2013, we had the following contractual long-term mortgage debt obligations (see also Note 6 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt) (in thousands):

Scheduled payments by year	Principal	Loan maturities	Interest (1)	Total payments
2014	$205	$-	$1,035	$1,240
2015	91	24,291	700	25,082
Total	$296	$24,291	$1,735	$26,322

(1)

This table includes interest expense for a variable rate loan on our Lantern Lane property. The table assumes that the total balance ($15.0 million) and the interest rates as of December 31, 2013 (3.0%) remain constant through maturity.

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

Off- Balance Sheet Arrangements

                    As of December 31, 2013, none of our off-balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. However, we own interests in several unconsolidated joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

          We also serve as guarantor on debt in the amount of $7.7 million related to our 5433 Westheimer property. We and our joint venture partner are joint and several guarantors of 25% of this debt. See Note 4 of the Notes to Consolidated Financial Statements.

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

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                    None.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

                    Under the supervision and with the participation of our General Partner’s CEO and CFO, our principal executive officer and principal financial officer, respectively, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2013. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

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

                    Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, and, with the participation of AmREIT’s CEO and CFO, who are our principal executive officer and principal financial officer, respectively, conducted an evaluation of the effectiveness of AmREIT’s internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we believe that our internal control over financial reporting is effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

                    There has been no change to our internal control over financial reporting during the three months ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
H. Kerr Taylor	63	President, Chief Executive Officer and Director
Chad C. Braun	41	Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary
Brett P. Treadwell	44	Senior Vice President – Finance

                    H. Kerr Taylor. As founder, Chairman of our General Partner’s Board of Directors and Chief Executive Officer, Mr. Taylor is responsible for overseeing the building of its fine team of professionals, cultivating its “5C” corporate culture, directing its strategic initiatives and expanding its investor and partner relationships. Since founding AmREIT in 1985, Mr. Taylor has led the growth of its team from three to more than 50 professionals, has grown its property portfolio to approximately $1 billion of real estate assets and has increased its investor base to more than 6,000 stockholders and partners. Mr. Taylor was selected and is qualified to serve as the chairman of its Board of Directors because of his intimate knowledge of AmREIT and its affiliated companies and his extensive experience within the real estate industry.

Education

•	Bachelor of Arts degree from Trinity University
•	Masters of Business Administration from Southern Methodist University
•	Doctor of Jurisprudence from South Texas College of Law
•	Post baccalaureate studies at the College of Biblical Studies and Harvard Business School

Industry Commitments

•	Board member of Houston’s Uptown District
•	Past board member of Park National Bank (now Frost Bank)
•	Lifetime member of the International Council of Shopping Centers
•	Member, Urban Land Institute
•	Member, Texas Bar Association

Community Commitments

•	Chairman of the Board and founder of Pathways for Little Feet
•	Past Chairman of the Board of LifeHouse of Houston
•	Past Co-Chairman of the Board of Millennium Relief and Development, Inc.
•	Elder of First Presbyterian Church and Chairman of its Strategic Planning Committee

                    Chad C. Braun. As our General Partner’s Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, Mr. Braun is responsible for leading the corporate finance and accounting team as well as our General Partner’s equity capital and debt structuring initiatives. Mr. Braun has served as its Executive Vice President, Chief Financial Officer, Treasurer and Secretary since 2002 and as its Chief Operating Officer since March 2011. Mr. Braun joined us in 1999 and has helped lead its growth to approximately $1 billion in real estate assets. Prior to joining us in 1999, Mr. Braun served as a manager in the real estate advisory services group at Ernst & Young LLP where he provided extensive consulting and audit services to a number of real estate investment trusts, private real estate companies and other Fortune 500 companies.

Education

•	Bachelor of Business Administration degree in accounting and in finance from Hardin-Simmons University
•	Certified Public Accountant in the State of Texas

Industry Commitments

•	Member, National Association of Real Estate Investment Trusts
•	Member, Texas Society of Certified Public Accountants

Community Commitments

•	Vice Chairman, Stewardship Committee of Metropolitan Baptist Church in Houston, Texas
•	Member, Finance & Strategic Planning Committee of Cypress Christian School in Cypress, Texas
•	Board President, Cypress Christian School in Cypress, Texas

                    Brett P. Treadwell. Mr. Treadwell serves as our General Partner’s Senior Vice president of Finance and Chief Accounting Officer. Mr. Treadwell has served in his current positions since joining AmREIT in 2004. He is responsible for overseeing the daily activities of the Finance Team and assist in establishing and executing AmREIT’s strategic financial initiatives. Mr. Treadwell has over 20 years of accounting and financial experience and prior to joining us in 2004, he served as a senior manager with Arthur Andersen LLP and with PricewaterhouseCoopers, LLP. He has provided extensive audit services, regularly dealt with both debt and equity offerings for publicly traded and privately owned clients in various industries and has strong experience with SEC reporting and registration statements and offerings.

Education

•	Mr. Treadwell graduated Magna Cum Laude from Baylor University with a Bachelor of Business Administration and subsequently earned the CPA designation

Industry Commitments

•	Member, National Association of Real Estate Investment Trusts
•	Member, Texas Society of Certified Public Accountants

Community Commitments

•	Member, Chapelwood United Methodist Church
•	Member, Audit Committee of Ronald McDonald House
•	Advisory Board Member - Baylor Business Network of Houston

Section 16(a) Beneficial Ownership Reporting Compliance

                    Based on a review of Forms 3, 4 and 5 furnished to us under Rule 16a-3(e) of the Exchange Act during the fiscal year ended December 31, 2013, we know of no reporting person who has failed to file on a timely basis, as disclosed in the above forms, any report required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2013.

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

                    We have no officers or directors. Our General Partner owns our sole general partner interest and also owns 32 of our Units. None of the officers of our General Partner own any of our Units.

                    As of March 27, 2014, there were 2,833 Units owned by 1,197 Limited Partners.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Compensation Arrangements

                    Our General Partner and its affiliates received the payments and fees from us described below. These payments and fees may be higher than payments and fees that would have resulted from an arm’s-length transaction with an unrelated entity.

                    In addition to the fees noted below, the non-consolidated entities in which we own an investment paid property management and leasing fees of $1.2 million and $1.4 million to one of our affiliated entities the years ended December 31, 2013 and 2012, respectively.

		For the year ended
Type and Recipient	Determination of Amount	December 31, 2013	December 31, 2012

Asset Management Fee – General Partner	A monthly fee of one-twelfth of 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.	$234,972	$234,972

Development and Acquisition Fees – General Partner	Between 4.0% and 6.0% of project costs depending on the size and the scope of the development.	No amount to report	No amount to report

Property Management and Leasing Fees – ARIC	Property management fees not to exceed 4.0% of the gross rentals for providing management, operating, maintenance and other services. Leasing fees not to exceed 2.0% of base rent on a lease renewal and 6.0% of base rent on an initial lease for procuring tenants and negotiating the terms of the tenant leases.	$171,925	$302,000

Reimbursement of Operating Expenses – General Partner	We reimburse the actual expenses incurred by our General Partner in connection with its provision of administrative services, including related personnel costs.	$379,979	$390,359

Interest expense on notes payable- related party	We incur interest on amounts loaned to us by our General Partner. See Note 6 of the Notes to Consolidated Financial Statements for a discussion of our notes payable- related party.	$103,513	$332, 226

For the year ended
Type and Recipient	Determination of Amount	December 31, 2013	December 31, 2012

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

Joint Ventures with Affiliates

                    As of December 31, 2013, we have two joint ventures with our affiliates.

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

                    In August 2007, we acquired a 30% interest in AmREIT Woodlake, LP, which owns Woodlake Square, the multi-tenant retail property in Houston, Texas. The remaining 70% was 40% owned by MIG IV our affiliate, and 30% owned by ARIC. In July 2010, we and our affiliated partners of AmREIT Woodlake, LP entered into a joint venture with a third party institutional partner wherein the partner acquired a 90% interest in the joint venture. As a result of this transaction, we held a 3% interest in Woodlake Square. On September 18, 2013, our Woodlake Square joint venture sold the Woodlake Square shopping center to AmREIT for $41.6 million. We received a distribution for approximately $1.0 million and no longer have an investment in this joint venture.

Directors.

                    We have no directors and are managed by our General Partner. H. Kerr Taylor is the sole director of our General Partner.

Loans from Affiliates

                    As part of our September 2011 refinance of our Lantern Lane debt, we borrowed an additional $1.5 million from AmREIT, Inc. in October 2011. During 2012, we borrowed an additional $500,000 to fund the payment of real estate taxes, and later repaid $1.0 million in notes payable-related party.

                    During 2013, we repaid approximately $5.9 million in notes payable-related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

                    KPMG, LLP, independent registered public accounting firm and certified public accountants (“KPMG”), served as our independent accountants for the fiscal year ended December 31, 2013. The following is an explanation of the fees billed to us by KPMG for professional services rendered for the fiscal years ended December 31, 2013 and 2012.

Audit Fees

                    The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-Q, or other services normally provided by KPMG in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and 2012, totaled $157,000 and $145,500, respectively.

Audit-Related Fees, Tax Fees and All Other Fees

                    The services that have been performed by KPMG have been limited to audit-related services. Accordingly, we have paid no non-audit related fees, tax fees or other fees to KPMG for the fiscal years ended December 31, 2013 and 2012.

Audit Committee’s Pre-Approval Policies and Procedures

                    The Company does not have an independent audit committee. Our General Partner must approve any services to be performed by our independent auditors and has approved all audit fees for the years ended December 31, 2013 and 2012, respectively.

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

                    The following exhibits are filed as part of or incorporated by reference in this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund III, Ltd., dated April 19, 2005.	10-SB	3.1	4/30/2007
3.2	Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund III, Ltd., effective April 19, 2005, between AmREIT Monthly Income & Growth III Corporation and AmREIT, the initial limited partner.	10-SB	3.2	4/30/2007
10.1	Fixed Rate Note (A Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.	10-SB	10.1	4/30/2007
10.2	Fixed Rate Note (B Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.	10-SB	10.2	4/30/2007
10.3	Loan Assumption and Substitution Agreement, dated September 30, 2005, among AmREIT Westside Plaza, LP, AmREIT Monthly Income & Growth Fund III, Ltd., AmREIT, Shafer Plaza I, Ltd., Steven G. Shafer, Wells Fargo Bank, N.A., and CBA-Mezzanine Capital Finance, LLC.	10-SB	10.3	4/30/2007
10.4	Second Amended and Restated Property Management and Leasing Agreement, dated December 28, 2005, between AmREIT Westside Plaza, LP and AmREIT Realty Investment Corporation.	10-SB	10.4	4/30/2007
10.5	Commercial Property Management and Leasing Agreement, dated March 30, 2006, between 5433 Westheimer, LP and Songy Partners Limited.	10-SB	10.7	4/30/2007
10.6	Promissory Note, dated September 28, 2006, between AmREIT Lantern Lane, LP and Differential Development — 1994, Ltd.	10-SB	10.8	4/30/2007
10.7	Management and Leasing Agreement, dated September 28, 2006, between AmREIT Lantern Lane, LP and AmREIT Realty Investment Corporation.	10-SB	10.9	4/30/2007
10.8	Promissory Note, dated December 8, 2006, between AmREIT Casa Linda, LP and Morgan Stanley Mortgage Capital, Inc.	10-SB	10.10	4/30/2007
10.9	Secured Promissory Note, dated September 29, 2006, between AmREIT Olmos Creek, LP and NLI Commercial Mortgage Fund, LLC.	10-SB	10.11	4/30/2007
10.10	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Preston Towne Crossing, LP and AmREIT Realty Investment Corporation.	10-SB	10.13	4/30/2007
10.11	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Berkeley, LP and AmREIT Realty Investment Corporation.	10-SB	10.14	4/30/2007
10.12	Loan Assumption Agreement, dated December 7, 2006, among Berkeley Center, Ltd., William L. Hutchinson, AmREIT SSPF Berkeley, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.	10-SB	10.15	4/30/2007

10.13	Loan Assumption Agreement, dated December 7, 2006, among PTC Dunhill Holdings, Ltd., William L. Hutchinson, AmREIT SSPF Preston Towne Crossing, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.	10-SB	10.16	4/30/2007
10.14	Term Loan Agreement effective October 7, 2011between AmREIT Lantern Lane, LP and U.S. Bank National Association.	8-K	10.1	10/12/2011
10.15	Second Promissory Note effective Novemebnr 29, 2012 between AmREIT Lantern Lane, LP and U.S. Bank National Association.	10-K	10.20	3/28/2013
10.16	Settlement Agreement effective February 6, 2012 between AmREIT Monthly Income and Growth Fund III, Ltd. and Q Olmos Creek Property, LLC.	8-K	10.1	2/10/2012
31.1	Certification of H. Kerr Taylor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chad C. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of H. Kerr Taylor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chad C. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Taxonomy Extension Schema Document				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X

*

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) the Notes to the Consolidated Financial Statements, and (vi) Financial Statement Schedule III.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT Monthly Income & Growth Fund III, Ltd.

By: AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: March 27, 2014

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

Report of Independent Registered Public Accounting Firm

The Partners
AmREIT Monthly Income and Growth Fund III, Ltd.:

We have audited the accompanying consolidated balance sheets of AmREIT Monthly Income and Growth Fund III, Ltd. and subsidiaries (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and related schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Monthly Income and Growth Fund III, Ltd. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Houston, Texas
March 27, 2014

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for Unit data)

	December 31, 2013	December 31, 2012
ASSETS
Real estate investments at cost:
Land	$11,089	$11,089
Buildings	21,662	21,484
Tenant improvements	1,350	1,217
	34,101	33,790
Less accumulated depreciation and amortization	(6,612)	(5,732)
	27,489	28,058

Investment in non-consolidated entities	16,825	20,749
Acquired lease intangibles, net	-	28
Net real estate investments	44,314	48,835

Cash and cash equivalents	1,203	3,170
Tenant and account receivables, net	566	462
Accounts receivable - related party	622	470
Notes receivable	106	103
Deferred costs, net	566	710
Other assets	418	543
TOTAL ASSETS	$47,795	$54,293

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$24,587	$24,759
Notes payable - related party	267	5,622
Accounts payable and other liabilities	994	629
Accounts payable - related party	24	49
Acquired below-market lease intangibles, net	-	4
Security deposits	132	127
TOTAL LIABILITIES	26,004	31,190

Partners’ capital:
General partner	-	-
Limited partners, 2,833 Units outstanding at
December 31, 2013 and 2012	21,791	23,103
TOTAL PARTNERS’ CAPITAL	21,791	23,103

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$47,795	$54,293

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the years ended December 31, 2013, 2012 and 2011
(in thousands, except for per Unit data)

	2013	2012	2011
Revenues:
Rental income from operating leases	$3,436	$3,067	$2,758
Total revenues	3,436	3,067	2,758

Expenses:
General and administrative	149	140	113
General and administrative - related party	380	390	408
Asset management fees - related party	235	235	487
Property expense	995	988	902
Property management fees - related party	128	115	104
Legal and professional	262	352	385
Depreciation and amortization	1,016	1,110	1,066
Total operating expenses	3,165	3,330	3,465

Operating income (loss)	271	(263)	(707)

Other income (expense):
Interest and other income	5	40	11
Interest expense	(1,264)	(1,663)	(1,634)
Loss from non-consolidated entities	(295)	(1,325)	(1,221)
Margin tax benefit	7	9	-
Total other expense, net	(1,547)	(2,939)	(2,844)

Loss from continuing operations	(1,276)	(3,202)	(3,551)

Income (loss) from discontinued operations:
Income (loss) from real estate operations	19	(5)	(2,449)
Gain on debt extinguishment	-	1,533	-
Gain on sale of real estate	-	-	1,734
Income (loss) from discontinued operations	19	1,528	(715)

Net loss, including non-controlling interest	(1,257)	(1,674)	(4,266)

Net income attributable to non-controlling interest	-	-	(671)
Net loss attributable to partners	$(1,257)	$(1,674)	$(4,937)

Loss from continuing operations per Unit	$(450.41)	$(1,130.25)	$(1,253.44)
Income (loss) from discontinued operations per Unit	6.71	539.36	(489.24)
Net loss per Unit	$(443.70)	$(590.89)	$(1,742.68)

Weighted average Units outstanding	2,833	2,833	2,833

Net loss attributable to partners	$(1,257)	$(1,674)	$(4,937)

Equity portion of change in fair value of derivative held by non-consolidated entity	(55)	-	-

Net comprehensive loss	$(1,312)	$(1,674)	$(4,937)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the years ended December 31, 2013, 2012 and 2011
(in thousands)

	Partners’ Capital
	General Partner	Limited Partners	AOCI of non-consolidated investment	Non-controlling interest	Total

Balance at December 31, 2010	$-	$30,385	$-	$1,276	$31,661

Net loss attributable to Partners (1)	-	(4,937)	-	671	(4,266)
Distributions	-	(671)	-	(1,947)	(2,618)

Balance at December 31, 2011	$-	$24,777	$-	$-	$24,777

Net loss attributable to Partners (1)	-	(1,674)	-	$-	(1,674)

Balance at December 31, 2012	$-	$23,103	$-	$-	$23,103

Net loss attributable to Partners (1)	-	(1,257)	-	-	(1,257)
Equity portion of change in fair value of derivative held by non-consolidated entity	-	-	(55)	-	(55)

Balance at December 31, 2013	$-	$21,846	$(55)	$-	$21,791

(1)

The allocation of net loss attributable to Partners includes a curative allocation to increase the General Partner capital account by $13, $17 and $50 for the years ended December 31, 2013, 2012 and 2011, respectively. The cumulative curative allocation since inception of the Partnership is $400. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013, 2012 and 2011
(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net loss, including non-controlling interest	$(1,257)	$(1,674)	$(4,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment	-	-	2,096
Gain on extinguishment of debt	-	(1,533)	-
Gain on sale of real estate	-	-	(1,734)
Equity in losses from non-consolidated entities	295	1,325	1,221
Depreciation and amortization	1,176	1,394	1,655
Bad debt (recovery) expense	(63)	(32)	25
(Increase) decrease in tenant and accounts receivables	(58)	(194)	(37)
Decrease (increase) in accounts receivable - related party	239	(388)	61
Decrease (increase) in deferred costs	-	(351)	(169)
Decrease (increase) in other assets	55	256	156
Increase (decrease) in accounts payable and other liabilities	342	(15)	(534)
Increase (decrease) in accounts payable - related party	348	1,075	965
Increase (decrease) in security deposits	5	(17)	4
Net cash provided by (used in) operating activities	1,082	(154)	(557)

Cash flows from investing activities:
Improvements to real estate	(369)	(537)	(254)
Payments received on notes receivable	14	3	-
Advances to related party	(391)	-	-
Investments in and advances to non-consolidated entities	(913)	(73)	(1,988)
Distributions from non-consolidated entities	4,654	700	371
Proceeds from property sale	-	-	4,493
Net cash provided by (used in) investing activities	2,995	93	2,622

Cash flows from financing activities:
Proceeds from notes payable	-	2,200	12,800
Payments on notes payable	(172)	(148)	(13,629)
Proceeds from notes payable - related party	-	501	1,450
Payments on notes payable - related party	(5,872)	(1,000)	-
Loan escrow costs	-	-	(540)
Loan acquisition costs	-	(137)	(360)
Distributions	-	-	(671)
Distributions to non-controlling interest	-	-	(1,946)
Net cash provided by (used in) financing activities	(6,044)	1,416	(2,896)

Net increase (decrease) in cash and cash equivalents	(1,967)	1,355	(831)
Cash and cash equivalents, beginning of period	3,170	1,815	2,646
Cash and cash equivalents, end of period	$1,203	$3,170	$1,815

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$1,017	$894	$2,206

Cash paid during the period for taxes	$23	$91	$91

Supplemental schedule of noncash investing and financing activities:

Reclassification from accounts payable - related party to notes payable - related party	$517	$1,139	$976

Notes payable assumed by buyer in property dispositions	$-	$-	$15,675

Property delivered as settlement of debt	$-	$9,628	$-

Construction fees included in accounts payable	$167	$115	$-

Reclass fom tenant and accounts receivable to notes receivable	$17	$106	$-

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

General

                    We are a Texas limited partnership formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, Maryland corporation that is publicly traded on the NYSE and that has elected to be taxed as a REIT. As of December 31, 2013, our investments included two wholly-owned properties comprised of approximately 125,000 square feet of GLA and six properties in which we own a non-controlling interest through joint ventures comprising approximately 985,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas.

                    Our operating period ended on October 31, 2012, and we have entered into our liquidation period. However, an orderly liquidation of all our properties will likely take years for our General Partner to complete and wind up our operations. Because we have entered into our liquidation period, we will not invest in any new real estate without approval of our limited partners. Because liquidation was not imminent as of December 31, 2013, the financial statements are presented assuming we continue as a going concern.

Economic Conditions and Liquidity

                    Over the past several years, our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recent, severe recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced in 2013 will continue through 2014 and into the future.

                    We have faced significant liquidity challenges over the last several years. However, other than our Olmos Creek property which we delivered to the lender as settlement of unpaid debt in February 2012, we were successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Note 4) and/or (5) obtaining funds through additional borrowings from AmREIT.

                    As of December 31, 2013, we have $1.2 million in cash on hand and our liquidity is much improved due to the refinance of the PTC/BSQ joint venture debt and the sales of Woodlake Square and the single-tenant building and land parcel at our Woodlake Pointe joint venture. See also Note 4 related to our investments in non-consolidated entities. During 2013, we have repaid approximately $5.9 million of our notes payable – related party and we resumed monthly payments of interest, asset management fees and overhead allocations to AmREIT.

                    During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG IV). We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. To date, the joint venture has incurred approximately $1.3 million of the planned capital expenditures. Additionally, the joint venture refinanced the $38.0 million mortgage loan on the property on December 27, 2013, with a four-year, non-recourse loan with the opportunity for an additional funding of approximately $4.5 million for the potential acquisition of an adjacent property.

                    We continue to work with the debt servicer on the Westside Plaza debt (see Note 6) to address various alternatives for relief either through reduction of escrow requirements, waiver of penalties and forgiveness of principal or all of the above. We believe that we will be successful in this endeavor; however, we may be ultimately called upon to repay a portion of the debt in order to successfully renegotiate or refinance the debt. In the event we do not have sufficient liquidity for such a repayment, we may need to look to our General Partner to borrow additional funds. AmREIT has historically provided loans and deferred payments of fees, in order to provide financial support, subject to its continued ability to do so as discussed below.

                    Our 5433 joint venture is currently not in compliance with its debt service coverage ratio covenant and the lender may discontinue funding the remaining redevelopment draws provided for in the loan. We do not believe that the joint venture has sufficient cash on hand to fund remaining development costs solely from its operating cash flows. Based upon current estimates of fair value, we believe that there is sufficient equity in the property that supports a successful refinancing of the debt and completing the redevelopment. In the near term, we may be required to help fund our portion of the remaining development through operating cash flows and potential additional loans from AmREIT (see Note 4).

                    There is no guarantee that we and our joint ventures will be successful with the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. We can provide no assurance that AmREIT will be able to provide additional support, if needed. Historically, AmREIT has deferred payment of advisory fees earned to the extent such deferrals of fees were necessary for our continued operation. Such fees included property management, asset management, development fees, interest expense on amounts owed to AmREIT and reimbursements of certain of AmREIT’s general and administrative costs. Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute our strategic plan through a combination of the foregoing liquidity initiatives. In the event our liquidity is not sufficient to execute our strategy, AmREIT has agreed to defer payments, subject to its continued ability to do so.

Strategic Plan

                    We plan to maximize the potential value of our real estate portfolio and then execute an orderly, but opportunistic liquidation. We plan to:

•

Complete our development and redevelopment projects with a goal to stabilize these projects over the next 6-12 months. We believe that completing our development and redevelopment projects, including their lease-up and stabilization, will allow us to maximize the return on these properties upon sale. Our investments in 5433 Westheimer, Woodlake Pointe and PTC/BSQ represent our assets currently under development or redevelopment. See Note 4 for further discussion of redevelopment plans at each of these properties.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions. We believe that the stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our operating properties will generate liquidity that could allow us to re-commence distributions to our Limited Partners; however, this will most likely not occur until we begin to sell our real estate assets.

•

Sell our properties opportunistically, likely beginning in 2014. Our sales of Woodlake Square and Woodlake Pointe joint ventures are recent examples of our execution of this strategy. However, once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner has in good faith begun to review market opportunities to sell our remaining operating properties. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value and timing of cash flows. As we have now entered the liquidation period, we will not be acquiring new real estate investments. We will be completing our development and redevelopment projects and distributing net proceeds generated from property sales to our Limited Partners, unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

                    An orderly liquidation of all of our properties will take years for our General Partner to complete and wind up our operations. Because of challenging real estate market conditions, it is possible that investors may not recover all of their original investment.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

                    Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of December 31, 2013, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

                    Certain immaterial reclassifications have been made to our consolidated statements of comprehensive loss for the years ended December 31, 2013, 2012 and 2011, to conform to current period presentation. These items had no impact on previously reported net loss attributable to Partners, our Consolidated Balance Sheet or Consolidated Statement of Cash Flows.

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

Receivables and Allowance for Uncollectible Accounts

                    Tenant and Accounts Receivable, Net - Included in tenant receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries are included in property expense. As of December 31, 2013 and 2012, our allowance for uncollectible accounts related to our tenant receivables was $0 and $127,000, respectively.

                    Accounts Receivable – Related Party - Included in accounts receivable related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their development needs. These cash advances are due upon demand.

Real Estate Redevelopment

                    Expenditures related to the redevelopment of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land as incurred and expense such costs if and when the acquisition of the property becomes no longer probable.

Acquired Properties and Acquired Intangibles

                    We account for acquisitions of operating real properties as business acquisitions, as we believe most operating real estate meets the definition of a “business” under GAAP. Accordingly, we allocate the purchase price of each acquired property to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquire above- and below market leases, the value of in-place leases and customer relationship value, if any. Intangibles related to in-place lease value and above- and below-market leases are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below-market leases include fixed-rate renewal periods where we believe the renewal is reasonably assured. Premiums or discounts on debt are amortized to interest expense over the remaining term of such debt. Costs related to acquiring operating properties are expensed as incurred.

Depreciation

                    Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the term of the lease for tenant improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring.

Impairment

                    We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized as of December 31, 2013 and 2012. We performed an impairment assessment on our Olmos Creek Property (See Note 3 of the Notes to the Consolidated Financial Statements) during 2011. We determined that this property was impaired based upon our estimate of its fair value if sold, which was $9.6 million. Accordingly,  we recorded an impairment of approximately $2.1 million for the year ended December 31, 2011. See also Fair Value Measurements below.

Deferred Costs

                    Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. If a lease is terminated early, or a loan is paid in full prior to maturity, the remaining deferred costs will be written off. Accumulated amortization related to loan acquisition costs as of December 31, 2013 and 2012, totaled $90,000 and $501,000, respectively. Accumulated amortization related to leasing costs as of December 31, 2013 and 2012, totaled $93,000 and $197,000, respectively.

Income Taxes

                    No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners. We are, however, subject to taxation under the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. For the years ended December 31, 2013, 2012 and 2011, we recognized a margin tax benefit of $7,000, $9,000 and $0, respectively.

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

Operating Leases

                    Our operating leases generally range from two to twenty-five years and generally include one or more five-year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under noncancelable operating leases in existence at December 31, 2013, is as follows (in thousands):

Year	Minimum future base rentals

2014	$2,543
2015	2,478
2016	2,183
2017	1,486
2018	1,225
Thereafter	8,430
$18,345

                    Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements recognized as revenue totaled $1.0 million, $882,000 and $955,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

                    Olmos Creek - Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. We assessed the Olmos Creek property for impairment and recorded an impairment of $2.1 million in order to reflect it at its estimated fair value during the third quarter of 2011. The lender subsequently sold the note (including the right to the property) in January 2012. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the new owner on February 6, 2012, in exchange for a release of the obligations under the Olmos Creek mortgage. The settlement of the debt resulted in a gain on debt extinguishment of approximately $1.5 million as reported in income (loss) from discontinued operations on the consolidated statements of comprehensive loss for the year ended December 31, 2012.

                    These disposed properties have been reflected as discontinued operations in the accompanying consolidated statement of comprehensive loss. The following is a summary of our income (loss) from discontinued real estate operations for the periods presented below (in thousands):

	For the year ended December 31,
	2013	2012	2011
Revenues:
Rental income from operating leases	$-	$91	$1,391
Total revenues	-	91	1,391
Expenses:
General and administrative	-	-	12
Impairment	-	-	2,096
Property expense	(19)	48	346
Property management fees - related party	-	3	53
Legal and professional	-	14	32
Depreciation and amortization	-	31	521
Total operating expenses	(19)	96	3,060
Operating income (loss)	19	(5)	(1,669)
Other expense:
Interest expense	-	-	(780)
Margin tax expense	-	-	-
Total other expense	-	-	(780)
Income (loss) from real estate operations	19	(5)	(2,449)
Gain on debt extinguishment	-	1,533	-
Gain on sale of real estate	-	-	1,734
Income (loss) from discontinued operations	$19	$1,528	$(715)

4.	INVESTMENTS IN NON-CONSOLIDATED ENTITIES

                    As of December 31, 2013, we have investments in four entities, 5433 Westheimer, Casa Linda, Woodlake Pointe, and PTC/BSQ Holding Company LLC, through which we owned an interest in six properties that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows (in thousands):

Investment	Ownership	2013	2012
5433 Westheimer	57.5%	$2,726	$3,087
Casa Linda	50%	3,104	2,707
Woodlake Pointe	30%	3,014	4,623
PTC/BSQ	20%	7,960	9,882
Woodlake Square	3%	21	450
Total		$16,825	$20,749

                    5433 Westheimer – We own a 57.5% interest in 5433 Westheimer, LP, which owns an office building with 134,000 square feet of GLA and formerly owned a 152-room hotel in Houston, Texas. The remaining 42.5% is owned by a third party, joint venture partner. The property is not consolidated into our financial statements as we and our joint venture partner share equally in decision-making rights. On April 10, 2012, 5433 Westheimer, LP sold the 152-room hotel for $28.7 million, and the net proceeds received were used to pay down the existing loan balance to $3.8 million. 5433 Westheimer, LP continues to own and operate the office building. On October 19, 2012, 5433 Westheimer, LP refinanced this debt with a five-year term loan in the amount of $8.7 million, which includes amounts to be funded in the form of construction draws for the redevelopment of the property. We and our joint venture partner are joint and several guarantors of 25% of this debt, and we and our joint venture partner initiated a redevelopment plan, primarily in the form of building and site improvements that will allow for lease-up of the property at improved rental rates. As of December 31, 2013, approximately $10.1 million in redevelopment costs have been incurred out of a total expected cost of approximately $11.9 million (including lease-up costs).

                    Our 5433 joint venture is currently not in compliance with its debt service coverage ratio covenant and the lender may discontinue funding the remaining redevelopment draws provided for in the loan. We do not believe that the joint venture has sufficient cash on hand to fund remaining development costs solely from its operating cash flows. The loan agreement between the lender and our joint venture requires that the lender be notified of any noncompliance. While we, as the general partner of the joint venture, have not yet notified the lender, we expect to do so in the near term in connection with our plan to refinance this debt. Based upon current estimates of fair value, we believe that there is sufficient equity in the property that supports a successful refinancing of the debt and completing the redevelopment. In the near term, we may be required to help fund our portion of the remaining development through operating cash flows and potential additional loans from AmREIT. While the lender could take possession of the property, we do not believe that they will elect to do so; however, all or a portion of our investment of $2.7 million is subject to risk.

                    We also serve as a guarantor of this debt (see Note 6); however, we do not believe that we would be required to perform under the guarantee as we believe the fair value of the property exceeds the amount of the loan. Accordingly, we believe that our potential exposure is limited to our investment balance. While we believe that we will be able to successfully refinance the debt, we can provide no assurances that we will be able to do so, or under circumstances and timing that allow us to maximize the value of the property.

                    Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a 324,569 square foot retail shopping center located in Dallas, Texas. The property was purchased from an unaffiliated third-party. Albertson’s is the largest tenant, occupying 59,561 square feet with a lease scheduled to expire in July 2016. Additional tenants include Petco, Starbucks, Wells Fargo, Chili’s, Just Fitness 4 U and Supercuts. The property was originally built between 1946 and 1949. The remaining 50% is owned by MIG IV, an affiliate of our General Partner.

                    During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property. We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. To date, the joint venture has incurred approximately $1.3 million of the planned capital expenditures. The property is secured by a $38.0 million, seven-year mortgage loan scheduled to mature in January 2014, but was refinanced on December 27, 2013, with a four-year, non-recourse loan with the opportunity for an additional funding of approximately $4.5 million for the potential acquisition of an adjacent property.

                    During 2013, Casa Linda recorded a one-time gain on the favorable settlement of an environmental liability of $224,000, our portion of which was $112,000.

                    In December of 2013, AmREIT Casa Linda, LP entered into an interest rate cap on its $38.0 million mortgage. The mortgage carries a floating interest rate capped at 3% per annum. The interest rate cap was not designated as a hedge for financial reporting purposes, and our portion of the change in fair value is recognized in income (loss) from non-consolidated entities. For the year ended December 31, 2013, our portion of the increase in fair value totaled $11,000 and is included in income (loss) from non-consolidated entities on our Consolidated Statements of Comprehensive Loss.

                    Woodlake Pointe - We own a 30% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined GLA of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entities, MIG IV (60%) and ARIC (10%). During 2011, we signed a lease with a large national fitness tenant, and we completed construction of a 45,000 square foot building on the property during 2012 for a total redevelopment costs of $6.7 million. On September 30, 2013, our Woodlake Pointe joint venture sold the 45,000 square foot single-tenant building and land parcel at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building were secured by a $6.6 million loan that was repaid in full with proceeds from the sale. The joint venture recorded an impairment of $576,000 primarily related to the write-off of accrued rent. We received a distribution of $1.5 million on October 1, 2013 in connection with this sale. We subsequently repaid approximately $650,000 of notes payable - related party and retained the remainder of the proceeds as cash on hand.

                    PTC/BSQ - We own a 20% interest in PTC/BSQ Holding Company LLC, which owns three multi-tenant retail properties located in Plano, Texas with a combined GLA of 444,000 square feet. The remaining 80% is owned by an unaffiliated third party. We initiated a redevelopment in January 2012, which was substantially completed in the fourth quarter of 2013. As of December 31, 2013, approximately $11.6 million in redevelopment costs have been incurred out of a total expected cost of $11.9 million, including tenant improvements and leasing costs. Our PTC/BSQ joint venture refinanced its debt on June 28, 2013, increasing the total debt from $44.4 million to $54.0 million with an additional $4.5 million available for future capital improvements. The loan has a three-year maturity with two one-year extension options. We received a distribution from our PTC/BSQ joint venture in the amount of $1.9 million and repaid approximately $1.4 million of notes payable-related party.

                    In the second quarter of 2013, PTC/BSQ Holding Company LLC entered into an interest rate swap with a notional amount of $54.0 million and a fixed rate of 0.6625% in order to manage the volatility inherent in its variable-rate mortgage. The interest rate swap was designated as a hedge for financial reporting purposes. Changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income. For the year ended December 31, 2013, our portion of the decrease in fair value totaled $55,000 and is included in “equity portion of change in fair value of derivatives held by non-consolidated entity” on our Consolidated Statements of Comprehensive Loss.

                    Woodlake Square - We owned a 3% interest in the Woodlake Square property, a 205,522 square foot retail shopping center located in Houston, Texas, through a joint venture arrangement with affiliates of our General Partner, MIG IV (6% ownership interest) and ARIC (1% ownership interest) and an unaffiliated third party institutional partner (the remaining 90% ownership interest). The joint venture commenced redevelopment of this property in the third quarter of 2010 and completed the redevelopment in April 2011. On February 23, 2012, the joint venture sold a parcel of land that resulted in a gain of approximately $437,000. Our 3% share of this gain is included in our equity in losses from non-consolidated entities on our consolidated statement of operations. On September 18, 2013, the joint venture sold the shopping center to AmREIT for $41.6 million based on arms-length negotiations between AmREIT and our third party institutional partner that owned a 90% interest in the property. The joint venture recorded a gain on sale of $10.4 million. Our share of this gain is included in our income (loss) from non-consolidated entities. We received a distribution for approximately $1.0 million in connection with this sale.

                    We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities (at 100%) is summarized as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011 as follows:

	As of December 31,
Combined balance sheets (in thousands)	2013	2012
Assets
Property, net	$148,774	$156,806
Cash	4,806	3,477
Other assets	10,726	20,297
Total assets	$164,306	$180,580

Liabilities and partners’ capital
Notes payable	$100,286	$93,475
Other liabilities	8,441	15,194
Partners’ capital	55,579	71,911
Total liabilities and partners’ capital	$164,306	$180,580

MIG III share of net assets	$16,825	$20,749

	For the year ended December 31,
Combined Statements of Operations (in thousands)	2013	2012	2011

Revenues
Total revenues	$15,996	$15,270	$19,604

Expenses
Depreciation and amortization	6,004	5,788	6,690
Interest	4,241	4,250	5,006
Other	4,891	7,475	10,849
Total expenses	$15,136	$17,513	$22,545

Net income (loss)	$860	$(2,243)	$(2,941)

MIG III share of net income (loss)	$(295)	$(1,325)	$(1,221)

5.	ACQUIRED LEASE INTANGIBLES

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

                    The table below details our acquired in-place and above- and below-market lease amounts and their respective accumulated amortization as recorded on our consolidated balance sheets as follows (in thousands):

	As of December 31,
	2013	2012
Acquired lease intangible assets:
In-place leases	$1,318	$1,318
In-place leases - accumulated amortization	(1,318)	(1,294)
Above-market leases	210	210
Above-market leases - accumulated amortization	(210)	(206)
Acquired lease intangibles, net	$-	$28

	As of December 31,
	2013	2012
Acquired lease intangible liabilities:
Below-market leases	$408	$(408)
Below-market leases - accumulated accretion	(408)	404
Acquired below-market lease intangibles, net	$-	$(4)

                    The following table details our amortization related to in-place leases and above- and below-market leases as well as the presentation of such amounts in our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

		For the year ended December 31,
	Presentation	2013	2012	2011
In-place leases	amortization expense	$24	$307	$922
Above-market leases	reduction of rental income	4	5	23
Below-market leases	increase in rental income	4	45	132

6.	NOTES PAYABLE

                    Our mortgage loans are secured by our real estate properties and may be prepaid but could be subject to a yield-maintenance premium or prepayment penalty. Our mortgage loans are generally due in monthly installments of interest and principal and our mortgages mature in 2015. As of December 31, 2013, the weighted-average interest rate on our fixed-rate debt was 6.1%, and the weighted average remaining life of such debt was 1.42 years. Our outstanding debt due to unrelated, third parties as of December 31, 2013 and 2012, was as follows (in thousands):

Notes payable	2013	2012
Lantern Lane	$15,000	$15,000
Westside Plaza	9,587	9,759
Total	$24,587	$24,759

                    Lantern Lane - Our Lantern Lane debt is a variable-rate mortgage loan that bears interest at one-month LIBOR rate plus 2.75% and matures in 2015.

                    Westside Plaza - We assumed two 20-year mortgage loans with a June 2015 maturity as part of the acquisition of this property. The first loan ($9.0 million outstanding as of December 31, 2013) bears interest at an annual rate of 5.62%. The second loan ($633,000 outstanding as of December 31, 2013) bears interest at an annual rate of 12.75%. We are delaying scheduled payments on our Westside Plaza debt and we continue to work with the debt servicer to address various alternatives for relief either through reduction of escrow requirements, reductions of interest, waiver of penalties and forgiveness of principal, or all of the above. We believe that we will be successful in this endeavor; however, we may be ultimately called upon to repay a portion of the debt in order to successfully renegotiate or refinance the debt. In the event we do not have sufficient liquidity for such a repayment, we may have to look to our General Partner to borrow additional funds. AmREIT has historically provided loans and deferred payments of fees, in order to provide financial support, subject to its continued ability to do so (see Note 1).

                    We also serve as guarantor on debt in the amount of $7.7 million, which relates to our 5433 Westheimer joint venture, of which we own 57.5%, and matures in 2017. See Note 4 regarding the status of the 5433 joint venture debt. While we serve as guarantor on this debt, we do not believe that we would be required to perform under the guarantee as we believe the fair value of the property exceeds the amount of the loan. Accordingly, we believe that our potential exposure is limited to our investment balance.

                    As of December 31, 2013, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled payments by year	Principal	Loan maturities	Total payments
2014	$205	$-	$205
2015	91	24,291	24,382
Total	$296	$24,291	$24,587

                    Notes Payable – Related Party – As of December 31, 2013 and 2012, our notes payable – related party were $267,000 and $5.6 million, respectively.

                    Fair Value of Notes Payable – We record our debt instruments based on contractual terms, net of any applicable premium or discount on our consolidated balance sheet. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities. In determining the fair value of our debt instruments, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. The fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of notes payable was $25.0 million and $25.3 million as of December 31, 2013 and 2012, respectively.

7.	CONCENTRATIONS

                    As of December 31, 2013 and 2012, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, both properties are located in the Houston metropolitan area. These Houston properties represent 100% of our rental income for the years ended December 31, 2013, 2012 and 2011. Houston is Texas’ largest city and the fourth largest city in the United States.

                    Following are the base rents generated by our top five tenants during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the year ended December 31,
Tenant	2013	2012	2011
Trend Mall	$379	$379	$329
CVS/Pharmacy (1)	230	124	-
Fidelity Investments	213	193	186
Fadis Mediterranean Delight	141	142	131
The Fresh Market, Inc. (2)	122	-	-
Rice Food Markets, Inc. (2)	94	283	292
Totals	$1,179	$1,121	$938

(1)	Rent commenced on a new lease with CVS/Pharmacy during the second quarter of 2012.
(2)	The Fresh Market, Inc. assumed the Rice Food Markets, Inc.’s lease on July 24, 2013.

8.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

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

                    Certain of our affiliates receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the year ended December 31,
Service description & compensation	2013	2012	2011
Asset management fees	$235	$235	$487
Interest expense - related party	103	332	200
Property management fees(1)	128	118	157
Leasing costs	44	187	160
Administrative costs reimbursements	380	390	408
	$890	$1,262	$1,412

(1)	Amounts include discontinued operations.

                    In addition to the above fees incurred by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the years ended December 31, 2013, 2012 and 2011, such fees totaled $1.2 million, $1.4 million and $1.4 million, respectively (see Note 4 regarding investments in non-consolidated entities). On February 25, 2011, we sold the Market at Lake Houston property to AmREIT (see Note 3). On September 18, 2013, our Woodlake Square joint venture sold the Woodlake Square property to AmREIT (see Note 4).

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

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2013

	Initial Cost			Total Cost
Property Description	Building and Improvements	Land	Cost Capitalized Subsequent to Acquisition	Building and Improvements	Land	Total	Accumulated Depreciation	Date Acquired	Encumbrances
Westside Plaza	$8,631,610	$4,750,000	$1,402,133	$10,024,140	$4,759,603	$14,783,743	$(2,474,541)	9/30/2005	$9,586,723
Lantern Lane	11,386,338	6,308,354	1,622,859	12,988,205	6,329,346	19,317,551	(4,137,142)	9/29/2006	15,000,000
Total	$20,017,948	$11,058,354	$3,024,992	$23,012,345	$11,088,949	$34,101,294	$(6,611,683)		$24,586,723

Activity within real estate and accumulated depreciation during the three years ended December 31, 2013, 2012 and 2011 is as follows:

	Cost	Accumulated Depreciation
Balance at December 31, 2010	$66,710,904	$8,371,766
Acquisitions / additions	254,325	-
Impairment	(2,096,332)	(11,391)
Disposals	(20,130,588)	(2,728,723)
Depreciation expense	-	1,345,931
Balance at December 31, 2011	$44,738,309	$6,977,583
Acquisitions / additions	516,632	-
Disposals	(11,465,558)	(2,176,682)
Depreciation expense	-	931,539
Balance at December 31, 2012	$33,789,383	$5,732,440
Acquisitions / additions	311,911	-
Depreciation expense	-	879,243
Balance at December 31, 2013	$34,101,294	$6,611,683

S-1