Form 10-Q
period 2014-03-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2014-05-14
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Partners	Collectively our General Partner and Limited Partners.

PTC/BSQ	PTC/BSQ Holding Company LLC.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three months ended March 31, 2014.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for Unit data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$11,089	$11,089
Buildings	21,670	21,662
Tenant improvements	1,350	1,350
	34,109	34,101
Less accumulated depreciation and amortization	(6,831)	(6,612)
	27,278	27,489

Investment in non-consolidated entities	16,278	16,825
Net real estate investments	43,556	44,314

Cash and cash equivalents	1,858	1,203
Tenant and account receivables, net	598	566
Accounts receivable - related party	277	622
Notes receivable	103	106
Deferred costs, net	539	566
Other assets	411	418
TOTAL ASSETS	$47,342	$47,795

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$24,505	$24,587
Notes payable - related party	429	267
Accounts payable and other liabilities	713	994
Accounts payable - related party	63	24
Security deposits	132	132
TOTAL LIABILITIES	25,842	26,004

Partners’ capital:
General partner	—	—
Limited partners, 2,833 Units outstanding at March 31, 2014, and December 31, 2013	21,554	21,846
AOCI of non-consolidated investment	(54)	(55)
TOTAL PARTNERS’ CAPITAL	21,500	21,791

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$47,342	$47,795

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the three months ended March 31, 2014 and 2013
(in thousands, except for per Unit data)
(unaudited)

	Three months ended March 31,
	2014	2013

Revenues:
Rental income from operating leases	$889	$850
Total revenues	889	850

Expenses:
General and administrative	25	32
General and administrative - related party	87	91
Asset management fees - related party	89	59
Property expense	263	207
Property management fees - related party	37	31
Legal and professional	81	66
Depreciation and amortization	242	263
Total operating expenses	824	749

Operating income (loss)	65	101

Other income (expense):
Interest and other income	—	2
Interest expense	(281)	(387)
Income (loss) from non-consolidated entities	(76)	(196)
Margin tax benefit	—	1
Total other expense, net	(357)	(580)

Net income (loss)	$(292)	$(479)

Loss from continuing operations per Unit	$(103.07)	$(169.08)

Weighted average Units outstanding	2,833	2,833

Net income (loss)	(292)	(479)

Equity portion of change in fair value of derivative held by non-consolidated entity	1	—

Net comprehensive loss	$(291)	$(479)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the three months ended March 31, 2014
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	AOCI of non- consolidated investment	Total

Balance at December 31, 2013	$—	$21,846	$(55)	$21,791
Net income (loss) (1)	—	(292)	—	(292)
Equity portion of change in fair value of derivative held by non-consolidated entity	—	—	1	1
Balance at March 31, 2014	$—	$21,554	$(54)	$21,500

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $3 for the three months ended March 31, 2014. The cumulative curative allocation since inception of the Partnership is $404. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(292)	$(479)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses from non-consolidated entities	76	196
Depreciation and amortization	250	320
Bad debt (recovery) expense	—	(53)
(Increase) decrease in tenant and accounts receivables	(32)	49
Decrease (increase) in accounts receivable - related party	—	213
Decrease (increase) in other assets	7	45
Increase (decrease) in accounts payable and other liabilities	(281)	(101)
Increase (decrease) in accounts payable - related party	183	136
Net cash provided by (used in) operating activities	(89)	326

Cash flows from investing activities:
Improvements to real estate	(12)	(102)
Payments received on notes receivable	3	3
Repayments from related party	400	—
Investments in and advances to non-consolidated entities	(55)	(305)
Distributions from non-consolidated entities	490	90
Net cash provided by (used in) investing activities	826	(314)

Cash flows from financing activities:
Payments on notes payable	(82)	(44)
Proceeds from notes payable - related party	—	(2,250)
Net cash provided by (used in) financing activities	(82)	(2,294)

Net increase (decrease) in cash and cash equivalents	655	(2,282)
Cash and cash equivalents, beginning of period	1,203	3,170
Cash and cash equivalents, end of period	$1,858	$888

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$244	$306
Cash paid during the period for taxes	$—	$7

Supplemental schedule of noncash investing and financing activities:
Reclassification from accounts payable - related party to notes payable - related party	$162	$113
Construction fees included in accounts payable	$18	$38
Reclass fom tenant and accounts receivable to notes receivable	$—	$16

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

General

          We are a Texas limited partnership formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, Maryland corporation that is publicly traded on the NYSE and that has elected to be taxed as a REIT. As of March 31, 2014, our investments included two wholly-owned properties comprised of approximately 125,000 square feet of GLA and six properties in which we own a non-controlling interest through joint ventures comprising approximately 985,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas.

          Our operating period ended on October 31, 2012, and we have entered into our liquidation period. However, an orderly liquidation of all of our properties will likely take years for our General Partner to complete and wind up our operations. Because we have entered into our liquidation period, we will not invest in any new real estate without approval of our limited partners. Because liquidation was not imminent as of March 31, 2014, the financial statements are presented assuming we continue as a going concern.

Economic Conditions and Liquidity

          As of March 31, 2014, we have $1.9 million in cash on hand. During 2013, we refinanced our PTC/BSQ joint venture debt, our Woodlake Square joint venture sold its Woodlake Square property and our Woodlake Pointe joint venture also sold a single tenant building and land parcel. Together, these transactions significantly improved our liquidity and allowed us to repay approximately $5.9 million of our notes payable – related party. However, we continue to face liquidity challenges. Our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recent recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced in 2013 will continue through 2014 and into the future.

          Other than our Olmos Creek property which we delivered to the lender as settlement of unpaid debt in February 2012, we have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Note 3) and/or (5) obtaining funds through additional borrowings from AmREIT.

          Our continuing short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements and capital expenditures. We anticipate that our primary long-term liquidity requirements will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties including those with our joint ventures.

          During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG IV). We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. As of March 31, 2014, the joint venture has incurred approximately $1.5 million in total of the planned capital expenditures. Additionally, the joint venture refinanced the $38.0 million mortgage on the property on December 27, 2013, with a four-year, non-recourse loan with the opportunity for an additional funding of approximately $4.5 million related to the potential acquisition of an adjacent property.

          We continue to work with the Westside Plaza debt servicer (see Note 4) to modify the debt to allow for relief either through reduction of escrow requirements, waiver of penalties and forgiveness of principal or all of the above. We believe that we will be successful in this endeavor; however, we expect that we will need to repay a portion of the debt (approximately $450,000) and incur a 1% modification fee.

          We have elected to sell our Lantern Lane property and, subject to the approval by our Limited Partners, AmREIT has chosen to exercise its option to acquire the property. In accordance with pre-established procedures, we and AmREIT have obtained separate appraisals on the property from two independent, national appraisal groups. Because the appraisals were within 5% of one another, the purchase price will be the average of the two appraisals, which was $22.7 million. If approved by the Limited Partners, we expect the sale to close in the second quarter of 2014 and to generate net sales proceeds of approximately $7.5 million after repayment of the mortgage loan secured by the property. If the sale is consummated, we intend to retain approximately 50% of the net sales proceeds to fund the anticipated capital activities related to Casa Linda Shopping Center, 5433 Westheimer and Westside Plaza, and to distribute approximately 50% of the net sales proceeds to our Limited Partners within 30 days of completing the proposed disposition.

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

Strategic Plan

          We plan to maximize the potential value of our real estate portfolio and then execute an orderly, but opportunistic liquidation. We plan to:

•

Complete our development and redevelopment projects with a goal to stabilize these projects over the next 6-12 months. We believe that completing our development and redevelopment projects, including their lease-up and stabilization, will allow us to maximize the return on these properties upon sale. Our investments in 5433 Westheimer and PTC/BSQ represent our assets currently under development/redevelopment. See Note 3 for further discussion of redevelopment plans at each of these properties.

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

•

Sell our properties opportunistically as the market continues to recover. We are in process of obtaining approval to sell our Lantern Lane property as discussed above. Once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner continues to review market sales opportunities for our remaining operating properties, but believes that retail property valuations continue to be challenged, and, accordingly, that attractive sales opportunities may not exist in the near term for our other properties. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value, and timing of cash flows. As we have now entered the liquidation period, we will not be acquiring new real estate investments. We will be completing our development and redevelopment projects and distributing net proceeds generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

          An orderly liquidation of all of our properties will take years for our General Partner to complete and wind up our operations. Because of challenging real estate market conditions, it is possible that investors may not recover all of their original investment.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of March 31, 2014, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

          The consolidated financial statements included in this Quarterly Report have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Reclassifications

          Certain immaterial reclassifications have been made to our consolidated statements of comprehensive loss for the three months ended March 31, 2013 to conform to current period presentation. These items had no impact on previously reported net loss, our Consolidated Balance Sheet or Consolidated Statement of Cash Flow.

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

Redevelopment Properties

          Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable.

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

Depreciation

          Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and the term of the lease for tenant improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring.

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the three months ended March 31, 2014 and 2013.

New Accounting Pronouncements:

          In April 2014, the Financial Accounting Standards Board issued “Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under the update, discontinued operations is defined as either 1) A component of and entity (or group of components) that (i) has been disposed of or meets the criteria to be classified as held-for-sale and (ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or 2) is a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale. The accounting update is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014. Early application is permitted, but only for those disposals that have not been reported in previously issued financial statements.

          Historically, we have classified and reported disposals of our operating properties for which operations and cash flows are clearly distinguished as discontinued operations. In the event that we sell our Lantern Lane property as discussed above, we do not expect that the disposal will qualify for discontinued operations reporting treatment under this new standard.

Subsequent Events

          We did not identify any additional material subsequent events as of the date of this filing that materially impacted our consolidated financial statements.

3. INVESTMENTS IN NON-CONSOLIDATED ENTITIES

          As of March 31, 2014, we have investments in five entities, PTC/BSQ Holding Company LLC, Casa Linda, Woodlake Pointe, and 5433 Westheimer, through which we owned an interest in six properties that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows ($ in thousands):

Investment	Ownership	March 31, 2014	December 31, 2013
PTC/BSQ	20%	$7,528	$7,960
Casa Linda	50%	3,039	3,104
Woodlake Pointe	30%	2,984	3,014
5433 Westheimer	57.5%	2,706	2,726
Woodlake Square	3%	21	21
Total		$16,278	$16,825

          PTC/BSQ - We own a 20% interest in PTC/BSQ Holding Company LLC, which owns three multi-tenant retail properties located in Plano, Texas with a combined GLA of 444,000 square feet. The remaining 80% is owned by an unaffiliated third party. We initiated a redevelopment in January 2012, which was substantially completed in the fourth quarter of 2013. As of March 31, 2014, approximately $11.6 million in redevelopment costs have been incurred out of a total expected cost of $11.9 million, including tenant improvements and leasing costs. Our PTC/BSQ joint venture refinanced its debt on June 28, 2013, increasing the total debt from $44.4 million to $54.0 million with an additional $4.5 million available for future capital improvements. The loan has a three-year maturity with two one-year extension options.

          PTC/BSQ Holding Company LLC has an interest rate swap with a notional amount of $54.0 million and a fixed rate of 0.6625% in order to manage the volatility inherent in its variable-rate mortgage. The interest rate swap was designated as a hedge for financial reporting purposes. Changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income. For the three months ended March 31, 2014, our portion of the decrease in fair value totaled $1,000 and is recorded as “equity portion of change in fair value of derivative held by non-consolidated entity” on our Consolidated Statements of Comprehensive Loss.

          Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a 325,000 square foot retail shopping center located in Dallas, Texas. The remaining 50% is owned by MIG IV, an affiliate of our General Partner. During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property. We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. As of March 31, 2014, the joint venture has incurred approximately $1.4 million of the planned capital expenditures. The property is secured by a $38.0 million, seven-year mortgage loan scheduled to mature in January 2014, but was refinanced on December 27, 2013, with a four-year, non-recourse mortgage on the property that includes additional funding of approximately $4.5 million for the potential acquisition of an adjacent property. The mortgage matures in December 2017.

          The mortgage bears interest at a variable rate, but includes an interest rate cap of 3% per annum. The interest rate cap was not designated as a hedge for financial reporting purposes, and our portion of the change in fair value is recognized in income (loss) from non-consolidated entities. For the three months ended March 31, 2014 and 2013, our portion of the decrease in fair value totaled $16,000 and $0, respectively, and is included in income (loss) from non-consolidated entities on our Consolidated Statements of Operations.

          Woodlake Pointe - We own a 30% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined GLA of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entities, MIG IV (60%) and ARIC (10%). On September 30, 2013, our Woodlake Pointe joint venture sold a 45,000 square foot single-tenant building and land parcel at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building were secured by a $6.6 million loan that was repaid in full with proceeds from the sale, and we received a distribution of $1.5 million in connection with this sale.

          5433 Westheimer – We own a 57.5% interest in 5433 Westheimer, LP, which owns an office building with 134,000 square feet of GLA in Houston, Texas. The remaining 42.5% is owned by a third party, joint venture partner. The property is not consolidated into our financial statements as we and our joint venture partner share equally in decision-making rights. The property is secured with a five-year term loan in the amount of $8.7 million, which includes amounts to be funded in the form of construction draws for the redevelopment of the property. As of March 31, 2014, this loan had an outstanding balance of $8.0 million and matures in October 2017. We and our joint venture partner are joint and several guarantors of 25% of this debt, and we and our joint venture partner initiated a redevelopment plan, primarily in the form of building and site improvements that will allow for lease-up of the property at improved rental rates. As of March 31, 2014, approximately $10.1 million in redevelopment costs have been incurred out of a total expected cost of approximately $11.9 million (including lease-up costs).

          Our 5433 joint venture is currently not in compliance with its debt service coverage ratio covenant and the lender may discontinue funding the remaining redevelopment draws provided for in the loan. We do not believe that the joint venture has sufficient cash on hand to fund remaining development costs solely from its operating cash flows. The loan agreement between the lender and our joint venture requires that the lender be notified of any noncompliance. While we have not yet notified the lender, we expect to do so in the near term in connection with our plan to refinance this debt. Based upon current estimates of fair value, we believe that there is sufficient equity in the property that supports a successful refinancing of the debt and completing the redevelopment. In the near term, we may be required to help fund our portion of the remaining development through operating cash flows and potential additional loans from AmREIT. While the lender could take possession of the property, we do not believe that they will elect to do so; however, all or a portion of our investment of $2.7 million is subject to risk.

          We also serve as a guarantor of this debt (see Note 4); however, we do not believe that we would be required to perform under the guarantee as we believe the fair value of the property exceeds the amount of the loan. Accordingly, we believe that our potential exposure is limited to our investment balance. While we believe that we will be able to successfully refinance the debt, we can provide no assurances that we will be able to do so, or under circumstances and timing that allow us to maximize the value of the property.

          Woodlake Square - We previously owned a 3% interest in the Woodlake Square property through a joint venture arrangement with affiliates of our General Partner, MIG IV (6% ownership interest), ARIC (1% ownership interest) and an unaffiliated third party institutional partner (the remaining 90% ownership interest). On September 18, 2013, VIF II/AmREIT Woodlake L.P. sold Woodlake Square to AmREIT for $41.6 million based on arms-length negotiations between AmREIT and our third party institutional partner that owned a 90% interest in the property. Our remaining interest at March 31, 2014 and December 31, 2013 represents undistributed sales proceeds as the joint venture winds up its operations.

          Combined condensed financial information for our non-consolidated entities, at 100%, is summarized for the three months ended March 31, 2014 and 2013, as follows (amounts in thousands):

	Three months ended March 31,
	2014	2013

Revenue	$4,427	$4,726
Depreciation and amortization	1,634	1,718
Interest expense	967	1,242
Net income (loss)	(49)	191

4. NOTES PAYABLE

Our outstanding debt to third party lenders as of March 31, 2014 and December 31, 2013 was as follows (amounts in thousands):

	March 31,	December 31,
Notes payable	2014	2013
Lantern Lane	$14,962	$15,000
Westside Plaza	9,543	9,587
Total	$24,505	$24,587

          Our Lantern Lane debt is a variable-rate mortgage loan that bears interest at one-month LIBOR rate plus 2.75% and matures in 2015. We are currently delaying scheduled payments on our Westside Plaza fixed-rate mortgage loan and are in discussions with the lender to restructure the terms of the loan. See Note 1. Our mortgage loans are secured by our real estate properties and may be prepaid but could be subject to a yield-maintenance premium or prepayment penalty. Our mortgage loans are generally due in monthly installments of interest and principal and our mortgages mature in 2015. As of March 31, 2014, the weighted-average interest rate on our fixed-rate debt was 6.1%, and the weighted average remaining life of such debt was 1.2 years.

          We also serve as guarantor on debt in the amount of $8.0 million, which relates to our 5433 Westheimer joint venture, of which we own 57.5%, and matures in 2017. See Note 3. While we serve as guarantor on this debt, we do not believe that we would be required to perform under the guarantee as we believe the fair value of the property exceeds the amount of the loan. Accordingly, we believe that our potential exposure is limited to our investment balance.

5. FAIR VALUE MEASUREMENTS

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

          Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes receivable, notes payable, notes payable – related party, accounts payable – related party, and accounts payable and other liabilities. The carrying values of all of these financial instruments, except for our notes payable, are representative of the fair values due to the short-term nature of the instruments. In determining the fair value of our debt, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. The fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of notes payable was $24.8 million and $25.0 million as of March 31, 2014 and December 31, 2013, respectively.

6. CONCENTRATIONS

          As of March 31, 2014 and December 31, 2013, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, both properties are located in the Houston metropolitan area. These Houston properties represent 100% of our rental income for the three months ended March 31, 2014 and 2013. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base rents generated by our top five tenants during the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three months ended March 31,
Tenant	2014	2013
Trend Mall	$95	$95
CVS/Pharmacy	59	59
The Fresh Market, Inc. (1)	58	—
Rice Food Markets (1)	—	54
Fidelity Investments	53	53
Fadis Mediterranean Delight	35	35
Totals	$300	$296

(1)	The Fresh Market, Inc. assumed the Rice Food Markets, Inc.’s lease on July 24, 2013.

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

8. RELATED PARTY TRANSACTIONS

          We have no employees or offices. Certain of our affiliates receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us during the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three months ended March 31,
Type of service	2014	2013

Asset management fees	$89	$59
Property management fees	37	31
Leasing costs	4	13
Interest expense - related party	4	59
Administrative costs reimbursements	87	91
	$221	$253

	March 31, 2014	December 31, 2013
Notes payable - related party (1)	$429	$267

(1)	Amounts accrue interest monthly at 2.8%.

          In addition to the above fees incurred by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the three months ended March 31, 2014 and 2013, such fees totaled $245,000 and $287,000, respectively. For more information, see Note 3 regarding investments in non-consolidated entities.

9. COMMITMENTS AND CONTINGENCIES

          Litigation - In the ordinary course of business, we may become subject to litigation or claims. There are no material legal proceedings known to be contemplated against us.

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

          Certain information presented in this Quarterly Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of development starts and sales of properties, the ability to meet development and redevelopment schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and we undertake no duty or obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

          Our operating period ended on October 31, 2012, and we have entered into our liquidation period. However, an orderly liquidation of all of our properties will likely take years for our General Partner to complete and wind up our operations. Because we have entered into our liquidation period, we will not invest in any new real estate without approval of our limited partners. Because liquidation was not imminent as of March 31, 2014, the financial statements are presented assuming we continue as a going concern.

          As of March 31, 2014, our investments included two wholly-owned properties comprised of approximately 125,000 square feet of GLA and six properties in which we own a non-controlling interest through joint ventures comprising approximately 985,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas. Substantially all of our revenue is derived from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the three months ended March 31, 2014 and 2013. As of March 31, 2014, our properties had an average occupancy rate of approximately 86.0%.

          We have elected to sell our Lantern Lane property and, subject to the approval by our Limited Partners, AmREIT has chosen to exercise its option to acquire the property. In accordance with pre-established procedures, we and AmREIT have obtained separate appraisals on the property from two independent, national appraisal groups. Because the appraisals were within 5% of one another, the purchase price will be the average of the two appraisals, which was $22.7 million. If approved by the Limited Partners, we expect the sale to close in the second quarter of 2014 and to generate net sales proceeds of approximately $7.5 million after repayment of the mortgage loan secured by the property. If the sale is consummated, we intend to retain approximately 50% of the net sales proceeds to fund the anticipated capital activities related to Casa Linda Shopping Center, 5433 Westheimer and Westside Plaza, and to distribute approximately 50% of the net sales proceeds to our Limited Partners within 30 days of completing the proposed disposition.

          We have created a strategic plan to maximize the potential value of our real estate portfolio and execute an orderly, but opportunistic liquidation. The components of this strategic plan are as follows:

•

Complete our development and redevelopment projects with a goal to stabilize these projects over the next 6-12 months. We believe that completing our development and redevelopment projects, including their lease-up and stabilization, will allow us to maximize the return on these properties upon sale. Our investments in 5433 Westheimer and PTC/BSQ represent our assets currently under development/redevelopment. See Note 3 for further discussion of redevelopment plans at each of these properties.

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

•

Sell our properties opportunistically as the market continues to recover. We are in process of obtaining approval to sell our Lantern Lane property as discussed above. Once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner continues to review market sales opportunities for our remaining operating properties, but believes that retail property valuations continue to be challenged, and, accordingly, that attractive sales opportunities may not exist in the near term for our other properties. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value, and timing of cash flows. As we have now entered the liquidation period, we will not be acquiring new real estate investments. We will be completing our development and redevelopment projects and distributing net proceeds generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

          Although we believe that our strategic plan maximizes the value of our properties and is in the best interests of our Limited Partners, no assurances can be given that this strategy will be successful. An orderly liquidation of all of our properties will take years for our General Partner to complete and wind up our operations. Because of challenging real estate market conditions, it is possible that investors may not recover all of their original investment.

RESULTS OF OPERATIONS

          Below is a discussion of our results of operations for the three months ended March 31, 2014, as compared to the same period in 2013.

Comparison of the Three Months Ended March 31, 2014, to the Three Months Ended March 31, 2013

          Revenues. Revenues increased approximately $39,000 for the three months ended March 31, 2014, as compared to the same period in 2013. The increase was primarily attributable to increased occupancy at our Lantern Lane and Westside Plaza properties.

          Asset management fees – related party. Asset management fees – related party increased approximately $30,000 for the three months ended March 31, 2014, as compared to the same period in 2013. Our asset management fees are calculated based upon the net value of our assets, which increased as compared to the same period in 2013.

          Property Expense. Property expense increased $56,000, or 27%, during the first quarter of 2014 as compared to the same period during 2013. The increase is primarily related to bad debt recoveries of $53,000 during the three months ended March 31, 2013 with no such recoveries during the same period in 2014.

          Interest Expense. Interest expense decreased $106,000, or 27%, during the three months ended March 31, 2014 as compared to the same period in 2013. This decrease is due to loan costs becoming fully amortized for our Lantern Lane property and a lower outstanding balance on our notes payable – related party after repaying $5.9 million during 2013.

          Income (loss) from non-consolidated entities. Loss from non-consolidated entities decreased $120,000, or 61%, during the first quarter 2014 as compared to the same period in 2013. The resulting decrease in loss is primarily related to improved lease-up of our properties and improved operating income from our investments in PTC/BSQ, Casa Linda and 5433 Westheimer as compared to the comparable period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 2014, we have $1.9 million in cash on hand. During 2013, we refinanced our PTC/BSQ joint venture debt, our Woodlake Square joint venture sold its Woodlake Square property and our Woodlake Pointe joint venture also sold a single tenant building and land parcel. Together, these transactions significantly improved our liquidity and allowed us to repay approximately $5.9 million of our notes payable – related party. However, we continue to face liquidity challenges. Our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recent recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced in 2013 will continue through 2014 and into the future.

          Other than our Olmos Creek property, which we delivered to the lender as settlement of unpaid debt in February 2012, we have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Note 3) and/or (5) obtaining funds through additional borrowings from AmREIT.

          Our continuing short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements and capital expenditures. We anticipate that our primary long-term liquidity requirements will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties including those of our joint ventures.

          During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG IV). We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. As of March 31, 2014, the joint venture has incurred approximately $1.5 million in total of the planned capital expenditures. Additionally, the joint venture refinanced the $38.0 million mortgage on the property on December 27, 2013, with a four-year, non-recourse loan with the opportunity for an additional funding of approximately $4.5 million related to the potential acquisition of an adjacent property.

          We continue to work with the Westside Plaza debt servicer (see Note 4 of the Notes to Consolidated Financial Statements) to modify the debt to allow for relief either through reduction of escrow requirements, waiver of penalties and forgiveness of principal or all of the above. We believe that we will be successful in this endeavor; however, we expect that we will need to repay a portion of the debt (approximately $450,000) and incur a 1% modification fee.

          We have elected to sell our Lantern Lane property and, subject to the approval by our Limited Partners, AmREIT has chosen to exercise its option to acquire the property. In accordance with pre-established procedures, we and AmREIT have obtained separate appraisals on the property from two independent, national appraisal groups. Because the appraisals were within 5% of one another, the purchase price will be the average of the two appraisals, which was $22.7 million. If approved by the Limited Partners, we expect the sale to close in the second quarter of 2014 and to generate net sales proceeds of approximately $7.5 million after repayment of the mortgage loan secured by the property. If the sale is consummated, we intend to retain approximately 50% of the net sales proceeds to fund the anticipated capital activities related to Casa Linda Shopping Center, 5433 Westheimer and Westside Plaza, and to distribute approximately 50% of the net sales proceeds to our Limited Partners within 30 days of completing the proposed disposition.

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

Market Conditions

          Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, market and economic challenges experienced by the U.S. economy, the real estate industry or within our geographic markets where our properties are located. The U.S. economy has improved from the recent severe recession; however, should recessionary conditions return, such conditions could prevent us from realizing growth or maintaining the value of our properties. Even if such conditions do not impact us directly, such conditions could adversely affect our tenants.

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

Cash Flow Activities for the Three Months Ended March 31, 2014 and 2013

          Cash flows provided by (used in) operating activities, investing activities and financing activities during the three months ended March 31, 2014 and 2013, are as follows (in thousands):

	2014	2013
Operating activities	$(89)	$326
Investing activities	826	(314)
Financing activities	(82)	(2,294)

          Net cash flows used in operating activities increased by $415,000 during the three months ended March 31, 2014, as compared to the same period in 2013. This increase in cashed used is primarily due to fewer receipts of accounts receivable – related party and increased payments of liabilities compared to the same period in 2013.

          Net cash flows provided by investing activities increased by $1.1 million during the three months ended March 31, 2014, as compared to the same period in 2013. This increase in cash inflows is primarily due to the $490,000 distribution that we received from our PTC/BSQ joint venture and receipt of $400,000 in repayments from Casa Linda, which MIG III had advanced to the property in the fourth quarter of 2013 for the payment of property taxes.

          Net cash flows used in financing activities decreased by $2.2 million for the three months ended March 31, 2014, as compared to the same period in 2013. This decrease was primarily due to payments made during 2013 on notes payable – related party with no such payments made during the three months ended March 31, 2014.

OFF BALANCE SHEET ARRANGEMENTS

          We also serve as guarantor on debt in the amount of $8.0 million, which relates to our 5433 Westheimer joint venture, of which we own 57.5%, and matures in 2017. See Note 3 of the Notes to Consolidated Financial Statements. While we serve as guarantor on this debt, we do not believe that we would be required to perform under the guarantee as we believe the fair value of the property exceeds the amount of the loan. Accordingly, we believe that our potential exposure is limited to our investment balance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

          Under the supervision and with the participation of our General Partner’s CEO and CFO, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2014. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

          There has been no change to our internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: May 14, 2014	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer, and Director

Date: May 14, 2014	By:	/s/ Chad C. Braun
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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (unaudited), (iii) the Consolidated Statements of Partners’ Capital for the three months ended March 31, 2014 (unaudited), (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).