Form 10-Q
period 2014-06-30
AmREIT Monthly Income & Growth Fund III Ltd
filed 2014-08-13
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

ABBREVIATION	DEFINITION

AmREIT	AmREIT, Inc., a Maryland corporation and parent of our General Partner.

Annual Report	Annual report on Form 10-K filed with the SEC for the year ended December 31, 2013.

AOCI	Accumulated Other Comprehensive Income (Loss).

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of AmREIT.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth III Corporation, a wholly-owned subsidiary of AmREIT, Inc.

GLA	Gross leasable area.

Limited Partners	Owners / holders of our Units.

MIG IV	AmREIT Monthly Income & Growth Fund IV, L.P., an affiliated entity.

NYSE	New York Stock Exchange.

Offering

Both the issuance and sale of our initial 80 Units pursuant to the terms of a private placement memorandum dated April 19, 2005, and subsequent sale of Units through October 31, 2006 (a total of 2,844 Units).

Partners	Collectively our General Partner and Limited Partners.

PTC/BSQ	PTC/BSQ Holding Company LLC.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three and six months ended June 30, 2014.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for Unit data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$4,760	$11,089
Buildings	9,723	21,662
Tenant improvements	308	1,350
	14,791	34,101
Less accumulated depreciation and amortization	(2,631)	(6,612)
	12,160	27,489

Investment in non-consolidated entities	16,108	16,825
Net real estate investments	28,268	44,314

Cash and cash equivalents	7,987	1,203
Tenant and account receivables, net	409	566
Accounts receivable - related party	336	622
Notes receivable	100	106
Deferred costs, net	364	566
Other assets	269	418
TOTAL ASSETS	$37,733	$47,795

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$9,163	$24,587
Notes payable - related party	—	267
Accounts payable and other liabilities	538	994
Accounts payable - related party	142	24
Distributions payable	3,734	—
Security deposits	72	132
TOTAL LIABILITIES	13,649	26,004

Partners’ capital:
General partner	—	—
Limited partners, 2,833 Units outstanding at June 30, 2014, and December 31, 2013	24,141	21,846
AOCI of non-consolidated investment	(57)	(55)
TOTAL PARTNERS’ CAPITAL	24,084	21,791

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$37,733	$47,795

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2014 and 2013
(in thousands, except for per Unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income from operating leases	$312	$345	$615	$639
Total revenues	312	345	615	639

Expenses:
General and administrative	24	19	43	45
General and administrative - related party	88	99	175	190
Asset management fees - related party	89	58	178	117
Property expense	93	132	189	171
Property management fees - related party	12	12	25	24
Legal and professional	60	81	140	145
Depreciation and amortization	88	90	175	182
Total operating expenses	454	491	925	874

Operating loss	(142)	(146)	(310)	(235)

Other income (expense):
Interest and other income	—	—	—	1
Interest expense	(261)	(188)	(421)	(405)
Loss from non-consolidated entities	(150)	(138)	(226)	(334)
State income tax expense	—	—	—	(7)
Total other income (expense), net	(411)	(326)	(647)	(745)

Income (loss) from continuing operations	(553)	(472)	(957)	(980)

Income from discontinued operations, net of taxes	76	63	188	92
Gain on sale of real estate acquired for investment	6,798	—	6,798	—
Income from discontinued operations	6,874	63	6,986	92

Net income (loss)	6,321	(409)	6,029	(888)

Net income (loss) per Unit
Income (loss) from continuing operations	(195.20)	(166.61)	(337.80)	(345.92)
Income from discontinued operations	2,426.40	22.24	2,465.94	32.47
Net income (loss) per Unit	$2,231.20	$(144.37)	$2,128.14	$(313.45)

Weighted average Units outstanding	2,833	2,833	2,833	2,833

Net income (loss)	6,321	(409)	6,029	(888)

Equity portion of change in fair value of derivative held by non-consolidated entity	(3)	—	(2)	—

Net comprehensive income (loss)	$6,318	$(409)	$6,027	$(888)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the six months ended June 30, 2014
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	AOCI of non- consolidated investment	Total

Balance at December 31, 2013	$—	$21,846	$(55)	$21,791

Net income (loss) (1)	—	6,029	—	6,029
Distributions	—	(3,734)	—	(3,734)
Equity portion of change in fair value of derivative held by non-consolidated entity	—	—	(2)	(2)

Balance at June 30, 2014	$—	$24,141	$(57)	$24,084

(1)

The allocation of net loss includes a curative allocation to decrease the General Partner capital account by $60 for the six months ended June 30, 2014. The cumulative curative allocation since inception of the Partnership is $340. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$6,029	$(888)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	(6,798)	—
Equity in losses from non-consolidated entities	226	334
Depreciation and amortization	524	622
Bad debt recovery	—	(62)
(Increase) decrease in tenant and accounts receivables	(25)	5
Decrease in accounts receivable - related party	—	204
(Increase) decrease in other assets	(128)	(1)
Decrease in accounts payable and other liabilities	(648)	81
Increase in accounts payable - related party	374	131
Increase in security deposits	4	—
Net cash provided by (used in) operating activities	(442)	426

Cash flows from investing activities:
Improvements to real estate	(53)	(148)
Proceeds from property sale	22,700	—
Payments received on notes receivable	6	6
Repayments from related party	400	—
Investments in and advances to non-consolidated entities	(104)	(318)
Distributions from non-consolidated entities	517	2,137
Net cash provided by (used in) investing activities	23,466	1,677

Cash flows from financing activities:
Payments on notes payable	(15,424)	(86)
Payments on notes payable - related party	(550)	(2,250)
Loan modification costs	(266)	—
Net cash provided by (used in) financing activities	(16,240)	(2,336)

Net increase (decrease) in cash and cash equivalents	6,784	(233)
Cash and cash equivalents, beginning of period	1,203	3,170
Cash and cash equivalents, end of period	$7,987	$2,937

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$869	$525
Cash paid during the period for taxes	$20	$30

Supplemental schedule of noncash investing and financing activities:

Distributions declared, but unpaid at June 30, 2014	$3,734	$—

Reclassification from accounts payable - related party to notes payable - related party	$283	$191

Construction fees included in accounts payable	$28	$107

Reclass fom tenant and accounts receivable to notes receivable	$—	$16

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

General

          We are a Texas limited partnership formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, Maryland corporation that is publicly traded on the NYSE and that has elected to be taxed as a REIT. As of June 30, 2014, our investments included one wholly-owned property comprised of approximately 43,000 square feet of GLA and six properties in which we own a non-controlling interest through joint ventures comprising approximately 985,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas.

          Our operating period ended on October 31, 2012, and we have entered into our liquidation period. However, an orderly liquidation of all of our properties will likely take years for our General Partner to complete and wind up our operations. Because we have entered into our liquidation period, we will not invest in any new real estate without approval of our limited partners. Liquidation was not imminent as of June 30, 2014; accordingly, the financial statements are presented assuming we continue as a going concern.

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

          As of June 30, 2014, we have $8.0 million in cash on hand. On June 25, 2014, we sold our Lantern Lane property to AmREIT for $22.7 million, which resulted in net sales proceeds of approximately $7.4 million after repayment of the mortgage loan secured by the property. We retained approximately 50% of the net sales proceeds to fund the anticipated capital activities related to Casa Linda Shopping Center and 5433 Westheimer. We declared a distribution of approximately $3.7 million from the net sales proceeds to our Limited Partners, which we paid on July 23, 2014.

          Our continuing short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements and capital expenditures. We anticipate that our primary long-term liquidity requirements will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties including those of with our joint ventures.

          On June 6, 2014, we modified our Westside Plaza debt agreement. The modification had the effect of deferring $1.3 million of accrued principal and interest payments until maturity and contains a provision that may result in forgiveness of all or a portion of our outstanding Note B debt obligation upon a sale or refinancing of the property. As part of the modification agreement, we paid $1.2 million, including a principal reduction and increases to escrow accounts, as well as loan modification and legal fees. See Note 5.

          During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG IV). We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. As of June 30, 2014, the joint venture has incurred approximately $1.4 million of the planned capital expenditures. Additionally, the joint venture refinanced the $38.0 million mortgage on the property on December 27, 2013, with a four-year, non-recourse loan with the opportunity for an additional funding of approximately $4.5 million related to the potential acquisition of an adjacent property.

          Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute our strategic plan.

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

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions. We believe that the stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our properties will generate liquidity that could allow us to make distributions to our Limited Partners. With the sale of our Lantern Lane property, we made a distribution in July 2014. However, future distributions will most likely occur only from further sales of our real estate assets.

•

Sell our properties opportunistically as the market continues to recover. Once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner continues to review market sales opportunities for our remaining operating properties, but believes that retail property valuations continue to be challenged, and, accordingly, that attractive sales opportunities may not exist in the near term for our other properties. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value, and timing of cash flows. As we have now entered the liquidation period, we will not be acquiring new real estate investments. We intend to complete our development and redevelopment projects and distribute net proceeds generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

          An orderly liquidation of all of our properties will take years for our General Partner to complete and wind up our operations. Because of challenging real estate market conditions, it is possible that investors may not recover all of their original investment.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of June 30, 2014, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the six months ended June 30, 2014 or 2013.

New Accounting Pronouncements

          In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” that will supersede the existing revenue recognition guidance under GAAP. The accounting update states that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. It also establishes a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. It is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating this accounting update and our existing revenue recognition policies to determine what impact, if any, this new guidance could have on our consolidated financial statements as well as what transition method we would utilize, if any, upon adoption.

          In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under the update, discontinued operations as defined as either 1) A component of and entity (or group of components) that (i) has been disposed of or meets the criteria to be classified as held-for-sale and (ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or 2) is a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale. The accounting update is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014. Early application is permitted, but only for those disposals that have not been reported in previously issued financial statements. We did not elect to early adopt this update. The results of operations from our Lantern Lane property sold on June 25, 2014 are shown as discontinued operations. See Note 3.

Subsequent Events

          We identified no additional subsequent events as of the date of this filing that materially impacted our consolidated financial statements.

3.	ASSET DISPOSITIONS AND DISCONTINUED OPERATIONS

          On June 25, 2014, we sold our Lantern Lane property to AmREIT for $22.7 million, which generated net sales proceeds of approximately $7.4 million after repayment of the mortgage loan secured by the property. We have presented the operating results of this property as discontinued operations in the accompanying consolidated statements of comprehensive income (loss) for all periods presented. A summary of our discontinued operations for the periods presented is detailed below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income from operating leases	$529	$537	$1,115	$1,093
Total revenues	529	537	1,115	1,093

Expenses:
General and administrative	10	19	16	25
Property expense	156	148	324	308
Property management fees- related party	19	20	43	39
Legal and professional	1	2	2	4
Depreciation and amortization	156	164	311	335
Total operating expenses	342	353	696	711

Operating income	187	184	419	382

Other income (expense):
Interest and other income	—	—	1	1
Interest expense	(111)	(121)	(232)	(291)
Total other income (expense), net	(111)	(121)	(231)	(290)

Income from discontinued operations	76	63	188	92

Gain on sale of real estate acquired for investment	6,798	—	6,798	—
Income from discontinued operations	$6,874	$63	$6,986	$92

4.	INVESTMENTS IN NON-CONSOLIDATED ENTITIES

          As of June 30, 2014, we have investments in five entities, PTC/BSQ Holding Company LLC, Casa Linda, Woodlake Pointe, and 5433 Westheimer, through which we owned an interest in six properties that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows ($ in thousands):

Investment	Ownership	June 30, 2014	December 31, 2013
PTC/BSQ	20%	$7,577	$7,960
Casa Linda	50%	2,950	3,104
Woodlake Pointe	30%	2,962	3,014
5433 Westheimer	57.5%	2,569	2,726
Woodlake Square	3%	50	21
Total		$16,108	$16,825

          PTC/BSQ - We own a 20% interest in PTC/BSQ Holding Company LLC, which owns three multi-tenant retail properties located in Plano, Texas with a combined GLA of 444,000 square feet. The remaining 80% is owned by an unaffiliated third party. We initiated a redevelopment in January 2012, which was substantially completed in the fourth quarter of 2013. As of June 30, 2014, approximately $11.6 million in redevelopment costs have been incurred out of a total expected cost of $11.9 million, including tenant improvements and leasing costs. Our PTC/BSQ joint venture refinanced its debt on June 28, 2013, increasing the total debt from $44.4 million to $54.0 million with an additional $4.5 million available for future capital improvements. The loan matures in June 2016 with two one-year extension options.

          PTC/BSQ Holding Company LLC has an interest rate swap with a notional amount of $54.0 million and a fixed rate of 0.6625% in order to manage the volatility inherent in its variable-rate mortgage. The interest rate swap was designated as a hedge for financial reporting purposes. Changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income. For the six months ended June 30, 2014, our portion of the decrease in fair value totaled $2,000 and is recorded as “equity portion of change in fair value of derivative held by non-consolidated entity” on our Consolidated Statements of Comprehensive Income (Loss).

          Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a 325,000 square foot retail shopping center located in Dallas, Texas. The remaining 50% is owned by MIG IV, an affiliate of our General Partner. During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property. We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. As of June 30, 2014, the joint venture has incurred approximately $1.4 million of the planned capital expenditures. The property is secured by a $38.0 million mortgage loan that was refinanced on December 27, 2013, with a four-year, non-recourse mortgage on the property that includes additional funding of approximately $4.5 million for the potential acquisition of an adjacent property. The mortgage matures in December 2017.

          The mortgage bears interest at a variable rate, but includes an interest rate cap of 3% per annum. The interest rate cap was not designated as a hedge for financial reporting purposes, and our portion of the change in fair value is recognized in income (loss) from non-consolidated entities. For the six months ended June 30, 2014 and 2013, our portion of the decrease in fair value totaled $47,000 and $0, respectively, and is included in income (loss) from non-consolidated entities on our Consolidated Statements of Comprehensive Income (Loss).

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

          5433 Westheimer – We own a 57.5% interest in 5433 Westheimer, LP, which owns an office building with 134,000 square feet of GLA in Houston, Texas. The remaining 42.5% is owned by a third party, joint venture partner. The property is not consolidated in our financial statements as we and our joint venture partner share equally in decision-making rights. The property is secured with a five-year term loan in the amount of $8.7 million, which includes amounts to be funded in the form of construction draws for the redevelopment of the property. As of June 30, 2014, this loan had an outstanding balance of $8.2 million and matures in October 2017. We and our joint venture partner are joint and several guarantors of 25% of this debt, and we and our joint venture partner initiated a redevelopment plan, primarily in the form of building and site improvements that will allow for lease-up of the property at improved rental rates. As of June 30, 2014, approximately $10.2 million in redevelopment costs have been incurred out of a total expected cost of approximately $11.9 million (including lease-up costs).

          Our 5433 joint venture is currently not in compliance with its debt service coverage ratio covenant and the lender may discontinue funding the remaining redevelopment draws provided for under the loan agreement. We do not believe that the joint venture has sufficient cash on hand to fund remaining development costs solely from its operating cash flows. The loan agreement between the lender and our joint venture requires that the lender be notified of any noncompliance. While we have not yet notified the lender, we expect to do so in the near term in connection with our plan to refinance this debt. Based upon current estimates of fair value, we believe that there is sufficient equity in the property that supports a successful refinancing of the debt and completing the redevelopment. In the near term, we may be required to help fund our portion of the remaining development through operating cash flows and potentially additional loans from AmREIT. While the lender could take possession of the property, we do not believe that they will elect to do so; however, all or a portion of our investment of $2.6 million is subject to risk of loss.

          We also serve as a guarantor of this debt (see Note 5); however, we do not believe that we would be required to perform under the guarantee as we believe the fair value of the property exceeds the amount of the loan. Accordingly, we believe that our potential exposure is limited to our investment balance. While we believe that we will be able to successfully refinance the debt, we can provide no assurances that we will be able to do so, or under circumstances and timing that allow us to maximize the value of the property.

          Woodlake Square - We previously owned a 3% interest in the Woodlake Square property through a joint venture arrangement with affiliates of our General Partner, MIG IV (6% ownership interest), ARIC (1% ownership interest) and an unaffiliated third party institutional partner (the remaining 90% ownership interest). On September 18, 2013, VIF II/AmREIT Woodlake L.P. sold Woodlake Square to AmREIT for $41.6 million based on arms-length negotiations between AmREIT and our third party institutional partner that owned a 90% interest in the property. Our remaining interest at June 30, 2014 and December 31, 2013 represents undistributed sales proceeds as the joint venture winds up its operations.

          Combined condensed financial information for our non-consolidated entities, at 100%, is summarized for the three and six months ended June 30, 2014 and 2013, as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$4,160	$4,983	$8,587	$9,709
Depreciation and amortization	1,553	1,740	3,187	3,458
Interest expense	992	1,250	1,959	2,492
Net income (loss)	(86)	(51)	(150)	(242)

5.	NOTES PAYABLE

          Our outstanding consolidated debt to third party lenders as of June 30, 2014 and December 31, 2013 was as follows (amounts in thousands):

Notes payable	June 30, 2014	December 31, 2013
Lantern Lane	$—	$15,000
Westside Plaza- Note A	8,530	8,954
Westside Plaza- Note B	633	633
Total	$9,163	$24,587

          During June 2014, the Lantern Lane note payable was repaid in connection with the sale of the property. See Note 3.

          The Westside Plaza mortgage loan is secured by our real estate property. On June 6, 2014, we modified the Westside Plaza debt. We made a payment of approximately $1.2 million, which included a $424,000 principal reduction on the Note A balance, a $357,000 payment of principal and interest that was two months in arrears, a $100,000 loan modification fee, $166,000 of escrows related to property taxes, insurance, and anticipated future leasing costs escrow accounts, and $166,000 in other closing and legal fees.

          Under the modified agreement, Note A payments are interest-only at 5.62% and Note B payments are deferred with no interest due until the debt is refinanced or the property is sold (a “capital event”). Upon the occurrence of a capital event, we and the lender will share evenly in any excess proceeds until Note B principal is repaid, after which we would receive all remaining proceeds. If the proceeds received after a capital event are not sufficient to repay any or all of Note B, the unpaid amount will be forgiven.

          We also serve as guarantor on debt in the amount of $8.2 million, which relates to our 5433 Westheimer joint venture, of which we own 57.5%, and matures in 2017. See Note 4. While we serve as guarantor on this debt, we do not believe that we would be required to perform under the guarantee as we believe the fair value of the property exceeds the amount of the loan. Accordingly, we believe that our potential exposure is limited to our investment balance.

6.	FAIR VALUE MEASUREMENTS

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

          The fair value of our Note A payable was approximately $9.2 million and classified in Level 2 of the fair value hierarchy as of June 30, 2014. Subsequent to the modification of our notes payable for the Westside Plaza property, our Note B does not accrue interest and its payment is dependent upon the occurrence and amount of a capital event. See Note 5. Accordingly, we determined the fair value of our Note B payable of approximately $500,000 using internal estimates of potential proceeds in the event we were to sell the underlying property in the current market. Because the estimates used to determine fair value are not readily observable, we have classified the fair value of the Note B payable in Level 3 of the fair value hierarchy as of June 30, 2014. As of December 31, 2013, we estimated the fair value of our notes payable was $25.0 million and classified in Level 2 of the fair value hierarchy.

7.	CONCENTRATIONS

          As of June 30, 2014, Westside Plaza was our sole consolidated property which comprised greater than 10% of our consolidated total assets. As of December 31, 2013, Westside Plaza and Lantern Lane each comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, Westside Plaza is located in the Houston metropolitan area. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base rents generated by our top five tenants during the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Tenant	2014	2013	2014	2013
Trend Mall	$97	$95	$191	$190
Fadis Mediterranean Delight	35	35	70	70
Potbelly Sandwich Works	30	30	61	61
Cricket Communications	19	19	38	38
Bless Beauty	16	16	32	32
Totals	$197	$195	$392	$391

8.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

          Distributions – As a result of the sale of our Lantern Lane property, we declared a distribution of $3.7 million to our Limited Partners, which we paid on July 23, 2014. Net cash flow, as defined in the partnership agreement, is distributed among the Limited Partners and the General Partner in the following manner:

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

•	thereafter - 60% to the limited partners and 40% to the General Partner.

9.	RELATED PARTY TRANSACTIONS

          We have no employees or offices. Certain of our affiliates receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us during the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
Type of service	2014	2013	2014	2013
Asset management fees	$89	$58	$178	$117
Property management fees	31	32	68	63
Leasing costs	9	21	13	34
Interest expense - related party	1	29	5	88
Administrative costs reimbursements	88	99	175	190
	$218	$239	$439	$492

			June 30, 2014	December 31, 2013
Notes payable - related party (1)			$—	$267

(1)	Amounts accrue interest monthly at 2.8%.

          In addition to the above fees incurred by us, the non-consolidated entities, in which we have investments, pay property management and leasing fees to one of our affiliated entities. During the six months ended June 30, 2014 and 2013, such fees totaled $617,000 and $536,000, respectively. For more information, see Note 4 regarding investments in non-consolidated entities.

          On June 25, 2014, we sold our Lantern Lane property to our General Partner, AmREIT. See Note 3.

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

          Our operating period ended on October 31, 2012, and we have entered into our liquidation period. However, an orderly liquidation of all of our properties will likely take years for our General Partner to complete and wind up our operations. Because we have entered into our liquidation period, we will not invest in any new real estate without approval of our limited partners. Liquidation was not imminent as of June 30, 2014; accordingly, the financial statements are presented assuming we continue as a going concern.

          As of June 30, 2014, our investments included one wholly-owned property comprised of approximately 43,000 square feet of GLA and six properties in which we own a non-controlling interest through joint ventures comprising approximately 985,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas. Substantially all of our revenue is derived from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the six months ended June 30, 2014 and 2013. As of June 30, 2014, our properties had an average occupancy of approximately 83.5%.

          On June 25, 2014, we sold our Lantern Lane property to AmREIT for $22.7 million, which resulted in net sales proceeds of approximately $7.4 million after repayment of the mortgage loan secured by the property. We retained approximately 50% of the net sales proceeds to fund the anticipated capital activities related to Casa Linda Shopping Center and 5433 Westheimer. We declared a distribution of approximately $3.73 million from the net sales proceeds to our Limited Partners, which we paid on July 23, 2014.

          We have created a strategic plan to maximize the potential value of our real estate portfolio and execute an orderly, but opportunistic liquidation. The components of this strategic plan are as follows:

•

Complete our development and redevelopment projects with a goal to stabilize these projects over the next 6-12 months. We believe that completing our development and redevelopment projects, including their lease-up and stabilization, will allow us to maximize the return on these properties upon sale. Our investments in 5433 Westheimer and PTC/BSQ represent our assets currently under development/redevelopment. See Note 4 of the Notes to Consolidated Financial Statements for further discussion of redevelopment plans at each of these properties.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions. We believe that the stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our properties will generate liquidity that could allow us to make distributions to our Limited Partners. With the sale of our Lantern Lane property, we made a distribution in July 2014. However, future distributions will most likely occur only from further sales of our real estate assets.

•

Sell our properties opportunistically as the market continues to recover. Once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner continues to review market sales opportunities for our remaining operating properties, but believes that retail property valuations continue to be challenged, and, accordingly, that attractive sales opportunities may not exist in the near term for our other properties. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value, and timing of cash flows. As we have now entered the liquidation period, we will not be acquiring new real estate investments. We intend to complete our development and redevelopment projects and distribute net proceeds generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

          Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute or strategic plan.

RESULTS OF OPERATIONS

          Below is a discussion of our results of operations for the three and six months ended June 30, 2014, as compared to the same period in 2013.

Comparison of the Three Months Ended June 30, 2014, to the Three Months Ended June 30, 2013

          Revenues. Revenues decreased approximately $33,000 for the three months ended June 30, 2014, as compared to the same period in 2013. This decrease is due to lower recovery income in 2014 due to lower property expenses incurred during the second quarter of 2014.

          Asset management fees – related party. Asset management fees – related party increased approximately $31,000 for the three months ended June 30, 2014, as compared to the same period in 2013. Our asset management fees are calculated based upon the average net value of our assets, which increased as compared to the same period in 2013.

          Property Expense. Property expense decreased $39,000 during the six months ended June 30, 2014 as compared to the same period during 2013. The increase is driven by higher repair costs incurred in 2013 as compared to 2014, including sprinkler repairs of $25,000 and electrical repairs of $11,000.

          Interest Expense. Interest expense increased $73,000 for the three months ended June 30, 2014 as compared to the same period in 2013. This increase is due to additional interest paid as part of the Westside Plaza loan modification. See Note 5 of the Notes to Consolidated Financial Statements.

          Gain on sale of real estate acquired for investment. Gain on sale of real estate acquired for investment increased approximately $6.8 million for the three months ended June 30, 2014, as compared to the same period in 2013. The entire increase is attributable to the gain recorded upon the sale of Lantern Lane in June 2014.

Comparison of the Six Months Ended June 30, 2014, to the Six Months Ended June 30, 2013

          Asset management fees – related party. Asset management fees – related party increased approximately $61,000 for the six months ended June 30, 2014, as compared to the same period in 2013. Our asset management fees are calculated based upon the average net value of our assets, which increased as compared to the same period 2013.

          Income (loss) from non-consolidated entities. Loss from non-consolidated entities decreased $108,000 for the six months ended June 30, 2014 as compared to the same period in 2013. The resulting decrease in loss is primarily related to improved occupancy at our properties which drove improved operating performance at PTC/BSQ, Casa Linda and 5433 Westheimer as compared to the comparable period in 2013.

          Gain on sale of real estate acquired for investment. Gain on sale of real estate acquired for investment increased approximately $6.8 million for the six months ended June 30, 2014, as compared to the same period in 2013. The entire increase is attributable to the gain recorded upon the sale of Lantern Lane in June 2014.

LIQUIDITY AND CAPITAL RESOURCES

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

          As of June 30, 2014, we have $8.0 million in cash on hand. On June 25, 2014, we sold our Lantern Lane property to AmREIT for $22.7 million, which resulted in net sales proceeds of approximately $7.4 million after repayment of the mortgage loan secured by the property. We retained approximately 50% of the net sales proceeds to fund the anticipated capital activities related to Casa Linda Shopping Center and 5433 Westheimer. We declared a distribution of approximately $3.7 million from the net sales proceeds to our Limited Partners, which we paid on July 23, 2014.

          On June 6, 2014, we modified our Westside Plaza debt agreement. The modification had the effect of deferring $1.3 million of accrued principal and interest payments until maturity and contains a provision that may result in forgiveness of all or a portion of our outstanding Note B debt obligation upon a sale or refinancing of the property. As part of the modification agreement, we paid $1.2 million, including a principal reduction, increases to escrow accounts, as well as loan modification and legal fees. See Note 5 of the Notes to Consolidated Financial Statements.

          Our continuing short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements and capital expenditures. We anticipate that our primary long-term liquidity requirements will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties including those of with our joint ventures.

          During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG IV). We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. As of June 30, 2014, the joint venture has incurred approximately $1.4 million of the planned capital expenditures. Additionally, the joint venture refinanced the $38.0 million mortgage on the property on December 27, 2013, with a four-year, non-recourse loan with the opportunity for an additional funding of approximately $4.5 million related to the potential acquisition of an adjacent property.

          Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute our strategic plan.

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

Cash Flow Activities for the Six Months Ended June 30, 2014 and 2013

          Cash flows provided by (used in) operating activities, investing activities and financing activities during the six months ended June 30, 2014 and 2013, are as follows (in thousands):

	Six months ended June 30,
	2014	2013
Operating activities	$(442)	$426
Investing activities	23,466	1,677
Financing activities	(16,240)	(2,336)

          Net cash flows used in operating activities increased by $868,000 during the six months ended June 30, 2014, as compared to the same period in 2013. This increase is primarily due to decreased receipts of accounts receivable – related party and increased payments of liabilities compared to the same period in 2013.

          Net cash flows provided by investing activities increased by $21.8 million during the six months ended June 30, 2014, as compared to the same period in 2013. This increase in cash inflows is primarily due to the sale of Lantern Lane ($22.7 million) as well as the $490,000 distribution that we received from our PTC/BSQ joint venture and receipt of $400,000 in repayments from Casa Linda, which MIG III had advanced to the property in the fourth quarter of 2013 for the payment of property taxes. This increase was partially offset by a $1.9 million distribution in 2013 from our PTC/BSQ joint venture.

          Net cash flows used in financing activities increased by $13.9 million for the six months ended June 30, 2014, as compared to the same period in 2013. This increase was primarily due to repayment of the Lantern Lane note payable upon sale of the property ($14.9 million); partially offset by a decrease in payments made during the period on notes payable – related party.

OFF BALANCE SHEET ARRANGEMENTS

          We also serve as guarantor on debt in the amount of $8.2 million, which relates to our 5433 Westheimer joint venture, of which we own 57.5%, and matures in 2017. See Note 4 of the Notes to Consolidated Financial Statements. While we serve as guarantor on this debt, we do not believe that we would be required to perform under the guarantee as we believe the fair value of the property exceeds the amount of the loan. Accordingly, we believe that our potential exposure is limited to our investment balance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

          Under the supervision and with the participation of our General Partner’s CEO and CFO, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2014. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

          There has been no change to our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: August 13, 2014	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer, and Director

Date: August 13, 2014	By:	/s/ Chad C. Braun
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

Exhibit 10.1	Omnibus Amendment to Westside Plaza Loan Documents.

Exhibit 31.1	Certification of the Chief Executive Officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 31.2	Certification of the Chief Financial Officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013 (unaudited), (iii) the Consolidated Statements of Partners’ Capital for the six months ended June 30, 2014 (unaudited), (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).