Form 10-Q
period 2014-09-30
AmREIT Monthly Income & Growth Fund III Ltd
filed 2014-11-13
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

ABBREVIATION	DEFINITION

AmREIT	AmREIT, Inc., a Maryland corporation and parent of our General Partner.

Annual Report	Annual report on Form 10-K filed with the SEC for the year ended December 31, 2013.

AOCI	Accumulated Other Comprehensive Income (Loss).

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of AmREIT.

ASU	Accounting Standards Update.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth III Corporation, a wholly-owned subsidiary of AmREIT, Inc.

GLA	Gross leasable area.

LIBOR	London interbank offered rate.

Limited Partners	Owners / holders of our Units.

MIG IV	AmREIT Monthly Income & Growth Fund IV, L.P., an affiliated entity.

NYSE	New York Stock Exchange.

Offering

Both the issuance and sale of our initial 80 Units pursuant to the terms of a private placement memorandum dated April 19, 2005, and subsequent sale of Units through October 31, 2006 (a total of 2,844 Units).

Partners	Collectively our General Partner and Limited Partners.

PTC/BSQ	PTC/BSQ Holding Company LLC.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three and nine months ended September 30, 2014.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for Unit data)

	September 30, 2014	December 31, 2013
	(unaudited)

ASSETS
Real estate investments at cost:
Land	$4,760	$11,089
Buildings	9,723	21,662
Tenant improvements	308	1,350
	14,791	34,101
Less accumulated depreciation and amortization	(2,709)	(6,612)
	12,082	27,489

Investment in non-consolidated entities	15,973	16,825
Net real estate investments	28,055	44,314

Cash and cash equivalents	4,177	1,203
Tenant and account receivables, net	250	566
Accounts receivable - related party	329	622
Notes receivable	97	106
Deferred costs, net	286	566
Other assets	278	418
TOTAL ASSETS	$33,472	$47,795

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$8,980	$24,587
Notes payable - related party	—	267
Accounts payable and other liabilities	568	994
Accounts payable - related party	96	24
Security deposits	72	132
TOTAL LIABILITIES	9,716	26,004

Partners’ capital:
General partner	—	—
Limited partners, 2,833 Units outstanding at September 30, 2014, and December 31, 2013	23,792	21,846
AOCI of non-consolidated investment	(36)	(55)
TOTAL PARTNERS’ CAPITAL	23,756	21,791

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$33,472	$47,795

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2014 and 2013
(in thousands, except for per Unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues:
Rental income from operating leases	$304	$274	$919	$913
Total revenues	304	274	919	913

Expenses:
General and administrative	23	42	66	88
General and administrative - related party	82	103	257	293
Asset management fees - related party	88	59	266	176
Property expense	89	67	278	238
Property management fees - related party	13	11	38	35
Legal and professional	62	46	202	191
Depreciation and amortization	89	88	264	269
Total operating expenses	446	416	1,371	1,290

Operating loss	(142)	(142)	(452)	(377)

Other income (expense):
Interest and other income	2	1	2	2
Interest expense	(55)	(176)	(476)	(581)
(Loss) income from non-consolidated entities	(115)	225	(341)	(109)
State income tax recovery (expense)	—	14	—	7
Total other income (expense), net	(168)	64	(815)	(681)

Income (loss) from continuing operations	(310)	(78)	(1,267)	(1,058)

Income (loss) from discontinued operations, net of taxes	(41)	77	148	169
Gain on sale of real estate acquired for investment	—	—	6,798	—
Income (loss) from discontinued operations	(41)	77	6,946	169

Net income (loss)	(351)	(1)	5,679	(889)

Net income (loss) per Unit
Income (loss) from continuing operations	(109.42)	(27.53)	(447.23)	(373.45)
Income from discontinued operations	(14.48)	27.18	2,451.82	59.65
Net income (loss) per Unit	$(123.90)	$(0.35)	$2,004.59	$(313.80)

Weighted average Units outstanding	2,833	2,833	2,833	2,833

Net income (loss)	(351)	(1)	5,679	(889)

Equity portion of change in fair value of derivative held by non-consolidated entity	21	—	19	—

Net comprehensive income (loss)	$(330)	$(1)	$5,698	$(889)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the nine months ended September 30, 2014
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	AOCI of non- consolidated investment	Total

Balance at December 31, 2013	$—	$21,846	$(55)	$21,791

Net income (loss) (1)	—	5,679	—	5,679
Distributions	—	(3,733)	—	(3,733)
Equity portion of change in fair value of derivative held by non-consolidated entity	—	—	19	19

Balance at September 30, 2014	$—	$23,792	$(36)	$23,756

(1)

The allocation of net loss includes a curative allocation to decrease the General Partner capital account by $57 for the nine months ended September, 2014. The cumulative curative allocation since inception of the Partnership is $343. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$5,679	$(889)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	(6,798)	—
Equity in losses from non-consolidated entities	341	109
Depreciation and amortization	680	892
Bad debt recovery	—	(63)
(Increase) decrease in tenant and accounts receivables	134	(81)
Decrease in accounts receivable - related party	—	214
(Increase) decrease in other assets	(140)	28
Increase (decrease) in accounts payable and other liabilities	(614)	163
Increase in accounts payable - related party	319	253
Increase in security deposits	4	—
Net cash provided by (used in) operating activities	(395)	626

Cash flows from investing activities:
Improvements to real estate	(53)	(292)
Proceeds from property sale	22,700	—
Payments received on notes receivable	9	11
Repayments from related party	407	—
Investments in and advances to non-consolidated entities	(104)	(393)
Distributions from non-consolidated entities	567	3,154
Net cash provided by (used in) investing activities	23,526	2,480

Cash flows from financing activities:
Payments on notes payable	(15,607)	(129)
Payments on notes payable - related party	(551)	(5,221)
Loan modification costs	(266)	—
Distributions paid	(3,733)	—
Net cash provided by (used in) financing activities	(20,157)	(5,350)

Net increase (decrease) in cash and cash equivalents	2,974	(2,244)
Cash and cash equivalents, beginning of period	1,203	3,170
Cash and cash equivalents, end of period	$4,177	$926

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$866	$772
Cash paid during the period for taxes	$20	$30

Supplemental schedule of noncash investing and financing activities:

Reclassification from accounts payable - related party to notes payable - related party	$283	$272

Construction fees included in accounts payable	$37	$145

Reclass fom tenant and accounts receivable to notes receivable	$—	$17

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

          As of September 30, 2014, our investments included one wholly-owned property comprised of approximately 43,000 square feet of GLA and six properties in which we own a non-controlling interest through joint ventures comprising approximately 985,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas.

Strategic Plan

          Our operating period ended on October 31, 2012, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Accordingly, our General Partner has begun in good faith to review market sales opportunities, but attractive sales opportunities may not exist in the near term. As such, an orderly liquidation of our assets and wind-down of our operations may take several years for our General Partner to complete. During the liquidation period, we plan to complete any developments and redevelopments of existing properties, and we do not intend to invest in any new properties without the consent of the Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment.

          On October 31, 2014, AmREIT announced that it had entered into a definitive agreement with Edens Investment Trust (“EDENS”) pursuant to which EDENS will acquire all of the outstanding common stock of AmREIT for $26.55 per share in an all-cash transaction. The transaction, which is expected to close in the first quarter of 2015, is contingent on customary closing conditions and the approval of AmREIT stockholders. We can provide no assurances that this transaction will close, or if it closes, that it will close within the timeframe or on the terms described herein. The Limited Partners will not be entitled to any compensation or consideration from the closing of the transaction. If the transaction closes, the Partnership and the General Partner will remain intact as surviving entities, but as subsidiaries of EDENS’ merger subsidiary, which will survive the merger of that entity and AmREIT, and certain officers and board members of the General Partner may change upon the closing of the transaction. We believe that the proposed EDENS’ acquisition of AmREIT will not impact the orderly planned liquidation of our assets.

Economic Conditions and Liquidity

          Our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recent recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced will continue through 2014 and into the future.

          As of September 30, 2014, we have $4.2 million in cash on hand.  On June 25, 2014, we sold our Lantern Lane property to AmREIT for $22.7 million, which resulted in net sales proceeds of approximately $7.4 million after repayment of the mortgage loan secured by the property. We declared a distribution of approximately $3.7 million from the net sales proceeds to our Limited Partners, which we paid on July 23, 2014, and we retained the balance to fund the anticipated capital activities related to our Casa Linda Shopping Center and our 5433 Westheimer property.

          On June 6, 2014, we modified our Westside Plaza debt agreement.  The modification had the effect of deferring $1.3 million of accrued principal and interest payments until maturity. The modified agreement also contains a provision that may result in forgiveness of all or a portion of our outstanding Note B debt obligation upon a sale or refinancing of the property. As part of the modification agreement, we paid $1.2 million, including a principal reduction and increases to escrow accounts, as well as loan modification and legal fees.  See Note 5. Additionally, we and MIG IV refinanced the $38.0 million mortgage securing the Casa Linda property (a 50% joint venture between us and MIG IV) in December 2013 with a four-year, non-recourse loan. The new loan contains a provision that would allow for an additional funding of approximately $4.5 million should we elect to acquire an adjacent property.

          On October 18, 2014, our 5433 Westheimer joint venture modified its mortgage loan as part of its plans to dispose of the property.  See Note 4.  Among other things, the modification waived prior non-compliance with its debt covenants through October 18, 2014, extended the term to October 2017, extended the interest-only payment terms to October 2015, and modified certain operating covenants.

          Our continuing short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements and capital expenditures. We anticipate that our primary long-term liquidity requirements will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties including those of with our joint ventures. Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute an orderly liquidation of our assets.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of September 30, 2014, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

          Because liquidation was not imminent as of September 30, 2014, the financial statements are presented assuming we continue as a going concern.

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

Redevelopment Properties

          Expenditures related to the development of real estate are capitalized as part of construction in progress. Costs capitalized related to the development and redevelopment of real estate include pre-construction costs, real estate taxes, insurance, direct construction costs as well as the salaries and payroll costs of personnel directly involved. The determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment; however, capitalization of such costs generally ceases at the earlier of the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.

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

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the three and nine months ended September 30, 2014 or 2013.

New Accounting Pronouncements

          In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers” that will supersede the existing revenue recognition guidance under GAAP. The accounting update states that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. It also establishes a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. It is effective for annual reporting periods beginning after December 15, 2016. This standard does not supersede current accounting literature for lease contracts.  We are currently evaluating this accounting update and our existing revenue recognition policies for contracts other than our lease contracts with tenants to determine what impact, if any, this new guidance could have on our consolidated financial statements.

          In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  Under the update, discontinued operations as defined as either 1) A component of and entity (or group of components) that (i) has been disposed of or meets the criteria to be classified as held-for-sale and (ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or 2) is a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale.  The accounting update is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014.  Early application is permitted, but only for those disposals that have not been reported in previously issued financial statements.  We did not elect to early adopt this update.  The results of operations from our Lantern Lane property sold on June 25, 2014 are shown as discontinued operations.  See Note 3.

Subsequent Events

          On October 31, 2014, AmREIT announced that it had entered into a definitive agreement under which EDENS will acquire all of the outstanding common stock of AmREIT.  See Note 1.

          On October 18, 2014, our 5433 Westheimer joint venture modified its mortgage loan as part of its plans to dispose of its property.  See Note 4.

          We identified no additional subsequent events as of the date of this filing that materially impacted our consolidated financial statements.

3.	ASSET DISPOSITIONS AND DISCONTINUED OPERATIONS

          On June 25, 2014, we sold our Lantern Lane property to AmREIT for $22.7 million, which generated net sales proceeds of approximately $7.4 million, net of closing costs and the repayment of the mortgage loan secured by the property.  We have presented the operating results of this property as discontinued operations in the accompanying consolidated statements of comprehensive income (loss) for all periods presented.  A summary of our discontinued operations for the periods presented is detailed below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income from operating leases	$(14)	$616	$1,101	$1,709
Total revenues	(14)	616	1,101	1,709

Expenses:
General and administrative	5	13	21	37
Property expense	12	216	336	524
Property management fees- related party	—	21	43	60
Legal and professional	6	—	7	4
Depreciation and amortization	4	169	315	505
Total operating expenses	27	419	722	1,130

Operating income (loss)	(41)	197	379	579

Other income (expense):
Interest and other income	—	—	1	1
Interest expense	—	(120)	(232)	(411)
Total other income (expense), net	—	(120)	(231)	(410)

Income (loss) from discontinued operations, net of tax	(41)	77	148	169

Gain on sale of real estate acquired for investment, net of taxes	—	—	6,798	—
Income (loss) from discontinued operations	$(41)	$77	$6,946	$169

4.	INVESTMENTS IN NON-CONSOLIDATED ENTITIES

          As of September 30, 2014, we have investments in four entities, PTC/BSQ Holding Company LLC, Casa Linda, Woodlake Pointe, and 5433 Westheimer, through which we owned an interest in six properties that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows ($ in thousands):

Investment	Ownership	September 30, 2014	December 31, 2013
PTC/BSQ	20%	$7,645	$7,960
Casa Linda	50%	2,944	3,104
Woodlake Pointe	30%	2,933	3,014
5433 Westheimer	57.5%	2,451	2,726
Woodlake Square	3%	—	21
Total		$15,973	$16,825

          PTC/BSQ - We own a 20% interest in PTC/BSQ Holding Company LLC, which owns three multi-tenant retail properties located in Plano, Texas with a combined GLA of 444,000 square feet. The remaining 80% is owned by an unaffiliated third party. We initiated a redevelopment in January 2012, which was substantially completed in the fourth quarter of 2013. As of September 30, 2014, approximately $11.6 million in redevelopment costs have been incurred out of a total expected cost of $12.5 million, including tenant improvements and leasing costs. Our PTC/BSQ joint venture refinanced its debt on June 28, 2013, increasing the total debt from $44.4 million to $54.0 million with an additional $4.5 million available for future capital improvements. The loan matures in June 2016 with two one-year extension options.

          PTC/BSQ Holding Company LLC has an interest rate swap with a notional amount of $54.0 million, effectively fixing the interest rate on this debt at 2.51% in order to manage the volatility inherent in a variable-rate mortgage.  The interest rate swap was designated as a hedge for financial reporting purposes. Changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income. For the nine months ended September 30, 2014, our portion of the increase in fair value totaled $19,000 and is recorded as “equity portion of change in fair value of derivative held by non-consolidated entity” on our Consolidated Statements of Comprehensive Income (Loss).

          Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a 325,000 square foot retail shopping center located in Dallas, Texas. The remaining 50% is owned by MIG IV, an affiliate of our General Partner.  During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property. We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of this strategy, which includes certain tenant build-out and site improvements. As of September 30, 2014, the joint venture has incurred approximately $1.4 million of the planned capital expenditures.

          The property is secured by a $38.0 million mortgage loan that was refinanced in December 2013 with a four-year, non-recourse loan. The new loan contains a provision that would allow for an additional funding of approximately $4.5 million should we elect to acquire an adjacent property.  The mortgage matures in December 2017.  The mortgage bears interest at a variable rate; however, in connection with the refinancing, we and MIG IV entered into an interest rate cap agreement that provides for a maximum rate of 3.0% per annum.  The interest rate cap was not designated as a hedge for financial reporting purposes, and our portion of the change in fair value is recognized in income (loss) from non-consolidated entities. For the nine months ended September 30, 2014 and 2013, our portion of the decrease in fair value totaled $47,000 and $0, respectively, and is included in income (loss) from non-consolidated entities on our Consolidated Statements of Operations.

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

          5433 Westheimer – We own a 57.5% interest in 5433 Westheimer, LP, which owns an office building with 134,000 square feet of GLA in Houston, Texas. The remaining 42.5% is owned by a third party, joint venture partner. The property is not consolidated in our financial statements as we and our joint venture partner share equally in decision-making rights. The property is secured with a five-year term loan in the amount of $8.7 million, including construction draws for the redevelopment of the property. As of September 30, 2014, this loan had an outstanding balance of $8.2 million. On October 18, 2014, our 5433 Westheimer joint venture modified its mortgage loan. Among other things, the modification waived prior non-compliance with its debt covenants through October 18, 2014, modified ongoing debt service operating covenants, extended the term to October 2017 and extended the interest-only payment terms to October 2015. We and our joint venture partner are joint and several guarantors of up to 25% of this debt.  See Note 5. While we serve as guarantor on this debt, we do not believe that we would be required to perform under the guarantee as we believe the fair value of the property exceeds the amount of the loan.

          We and our joint venture partner initiated a redevelopment plan, primarily in the form of building and site improvements. As of September 30, 2014, approximately $10.2 million in redevelopment costs have been incurred out of a total expected cost of approximately $11.9 million (including lease-up costs). We and our joint venture partner believe that recent market improvements have made disposition of this property attractive and have begun marketing the property for sale.

          The 5433 Westheimer joint venture does not have adequate cash to fund costs needed to prepare the property for sale, and we expect that it will look to us for additional liquidity in the near term. We expect to provide the necessary funding in the form of a promissory note with repayment expected upon disposition of the property. Based upon current estimates of fair value, sufficient equity exists in the property post-renovation to recover our current investment and any future loans to the joint venture. However, we can provide no assurances that we will be able to do so, or under circumstances and timing that allow us to maximize the value of the property.

          Woodlake Square - We previously owned a 3% interest in the Woodlake Square property through a joint venture arrangement with affiliates of our General Partner, MIG IV (6% ownership interest), ARIC (1% ownership interest) and an unaffiliated third party  institutional partner (the remaining 90% ownership interest). On September 18, 2013, VIF II/AmREIT Woodlake L.P. sold Woodlake Square to AmREIT for $41.6 million based on arms-length negotiations between AmREIT and our third party institutional partner that owned a 90% interest in the property. Our remaining interest at December 31, 2013 represents undistributed sales proceeds.

          Combined condensed financial information for our non-consolidated entities, at 100%, is summarized for the three and nine months ended September 30, 2014 and 2013, as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenue	$4,239	$4,294	$12,826	$12,271
Depreciation and amortization	(1,606)	(1,470)	(4,792)	(4,513)
Interest expense	(937)	(1,047)	(2,896)	(3,095)
Net income (loss)	(37)	522	(187)	240

5.	NOTES PAYABLE

          Our outstanding consolidated debt to third party lenders as of September 30, 2014 and December 31, 2013 was as follows (amounts in thousands):

Notes payable	September 30, 2014	December 31, 2013
Lantern Lane	$—	$15,000
Westside Plaza- Note A	8,347	8,954
Westside Plaza- Note B	633	633
Total	$8,980	$24,587

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

          Under the modified agreement, Note A payments are interest-only at 5.62% and Note B payments are deferred with no interest due until the debt is refinanced or the property is sold (a “capital event”).  Upon the occurrence of a capital event, we and the lender will share evenly in any excess proceeds until Note B principal is repaid, after which, we would receive all remaining proceeds.  If the proceeds received after a capital event are not sufficient to repay any or all of Note B, the unpaid amount will be forgiven.

          We also serve as joint and several guarantors of up to 25% of the $8.2 million mortgage loan held by our 5433 Westheimer joint venture, of which we own 57.5%.  The debt matures in 2017. See Note 4. While we serve as guarantor on this debt, we do not believe that we would be required to perform under the guarantee as we believe the fair value of the property exceeds the amount of the loan.

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

          Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes receivable, notes payable, notes payable – related party, accounts payable – related party, and accounts payable and other liabilities. The carrying values of all of these financial instruments, except for our notes payable, are representative of their fair values due to the short-term nature of the instruments. In determining the fair value of our debt, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity.

          The fair value of Note A was approximately $8.5 million and classified in Level 2 of the fair value hierarchy as of September 30, 2014. As described in Note 5, Note B does not accrue interest and its payment is dependent upon the occurrence and amount of a capital event. Accordingly, we determined the fair value of Note B to be approximately $590,000, using internal estimates of potential proceeds in the event we were to sell the underlying property in the current market. Because the estimates used to determine fair value are not readily observable, we have classified the fair value of Note B in Level 3 of the fair value hierarchy as of September 30, 2014. As of December 31, 2013, we estimated the fair value of our notes payable was $25.0 million and classified in Level 2 of the fair value hierarchy.

7.	CONCENTRATIONS

          As of September 30, 2014, Westside Plaza was our sole consolidated property which comprised greater than 10% of our consolidated total assets. As of December 31, 2013, Westside Plaza and Lantern Lane each comprised greater than 10% of our consolidated total assets. Westside Plaza is located in the Houston metropolitan area. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base rents generated by our top five tenants during the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Tenant	2014	2013	2014	2013
Trend Mall	$93	$95	$285	$285
Fadis Mediterranean Delight	35	36	106	106
Potbelly Sandwich Works	30	30	91	91
Cricket Communications	19	19	57	57
Bless Beauty	16	16	48	48
Totals	$193	$196	$587	$587

8.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

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

          We have no employees or officers. Certain of our affiliates receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us during the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
Type of service	2014	2013	2014	2013
Asset management fees	$88	$59	$266	$176
Property management fees	13	32	81	95
Leasing costs	—	6	13	40
Interest expense - related party	—	15	5	103
Administrative costs reimbursements	82	103	257	293
	$183	$215	$622	$707

	September 30,	December 31,
	2014	2013
Notes payable - related party (1)	$—	$267

(1)	Amounts accrued interest monthly at 2.8%.

          In addition to the above fees incurred by us, the non-consolidated entities, in which we have investments, pay property management and leasing fees to one of our affiliated entities. During the nine months ended September 30, 2014 and 2013, such fees totaled $850,000 and $836,000, respectively. For more information, see Note 4 regarding investments in non-consolidated entities.

          On June 25, 2014, we sold our Lantern Lane property to AmREIT.  See Note 3.

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

          As of September 30, 2014, our investments included one wholly-owned property comprised of approximately 43,000 square feet of GLA and six properties in which we own a non-controlling interest through joint ventures comprising approximately 985,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas. Substantially all of our revenue is derived from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the nine months ended September 30, 2014 and 2013. As of September 30, 2014, our properties had a weighted average occupancy rate of approximately 84.7%.

          On June 25, 2014, we sold our Lantern Lane property to AmREIT for $22.7 million, which resulted in net sales proceeds of approximately $7.4 million after repayment of the mortgage loan secured by the property. We declared a distribution of approximately $3.7 million from the net sales proceeds to our Limited Partners, which we paid on July 23, 2014, and we retained the balance to fund the anticipated capital activities related to our Casa Linda Shopping Center and our 5433 Westheimer property.

Strategic Plan

          Our operating period ended on October 31, 2012, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Accordingly, our General Partner has begun in good faith to review market sales opportunities, but attractive sales opportunities may not exist in the near term. As such, an orderly liquidation of our assets and wind-down of our operations may take several years for our General Partner to complete. During the liquidation period, we plan to complete any developments and redevelopments of existing properties, and we do not intend to invest in any new properties without the consent of the Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment.

          On October 31, 2014, AmREIT announced that it had entered into a definitive agreement with Edens Investment Trust (“EDENS”) pursuant to which EDENS will acquire all of the outstanding common stock of AmREIT for $26.55 per share in an all-cash transaction. The transaction, which is expected to close in the first quarter of 2015, is contingent on customary closing conditions and the approval of AmREIT stockholders. We can provide no assurances that this transaction will close, or if it closes, that it will close within the timeframe or on the terms described herein. The Limited Partners will not be entitled to any compensation or consideration from the closing of the transaction. If the transaction closes, the Partnership and the General Partner will remain intact as surviving entities, but as subsidiaries of EDENS’ merger subsidiary, which will survive the merger of that entity and AmREIT, and certain officers and board members of the General Partner may change upon the closing of the transaction. We believe that the proposed EDENS’ acquisition of AmREIT will not impact the orderly planned liquidation of our assets.

RESULTS OF OPERATIONS

          Below is a discussion of our results of operations for the three and six months ended September 30, 2014, as compared to the same periods in 2013.

Comparison of the Three Months Ended September 30, 2014, to the Three Months Ended September 30, 2013

          Revenues. Revenues increased approximately $30,000 for the three months ended September 30, 2014, as compared to the same period in 2013. This increase is due to a new tenant at our Westside Plaza property in 2014 and an increase in recovery revenue from common area expenses in 2014 due to higher property taxes.

          General and administrative and General and administrative – related party. General and administrative expense decreased approximately $40,000 for the three months ended September 30, 2014, as compared to the same period in 2013. The decrease is due to trade conference expenses incurred during the third quarter of 2013 with no such expenses incurred during the same period during 2014.

          Asset management fees – related party. Asset management fees – related party increased approximately $29,000 for the three months ended September 30, 2014, as compared to the same period in 2013. Our asset management fees are calculated based upon the average net value of our assets, which increased as compared to the same period in 2013.

          Interest Expense. Interest expense decreased $121,000 for the three months ended September 30, 2014 as compared to the same period in 2013. This decrease is due to the modification of our Westside Plaza loan. See Note 5 of the Notes to Consolidated Financial Statements.

          Income (loss) from non-consolidated entities. Loss from non-consolidated entities increased approximately $340,000 for the three months ended September 30, 2014, as compared to the same period in 2013. The increase in loss is due to our portion of the gain recognized from the sale of the Woodlake Square property to AmREIT in 2013 with no corresponding gain in the 2014 comparable period.

          Income (loss) from discontinued operations. Loss from discontinued operations increased approximately $118,000 from income of $77,000 during the three months ended September 30, 2013, to a loss during the three months ended September 30, 2014. Our loss from discontinued operations during 2014 represents a final sales price adjustment for tenant reimbursements and bad debt expense for our Lantern lane property sold in June of 2014.

Comparison of the Nine Months Ended September 30, 2014, to the Nine Months Ended September 30, 2013

          Revenues. Revenues increased approximately $6,000 for the nine months ended September 30, 2014, as compared to the same period in 2013. The increase is due to a new tenant at our Westside Plaza property in 2014.

          General and administrative and General and administrative – related party. General and administrative expense decreased approximately $58,000 for the nine months ended September 30, 2014, as compared to the same period in 2013. The decrease is due to trade conference expenses incurred during the third quarter of 2013 with no such expenses incurred during the same period during 2014.

          Asset management fees – related party. Asset management fees – related party increased approximately $90,000 for the nine months ended September 30, 2014, as compared to the same period in 2013. Our asset management fees are calculated based upon the average net value of our assets, which increased as compared to the same period in 2013. See Note 5 of the Notes to Consolidated Financial Statements.

          Interest expense. Interest expense decreased $105,000 for the nine months ended September 30, 2014, as compared to the same period in 2013. This decrease is due to the modification of our Westside Plaza loan.

          Income (loss) from non-consolidated entities. Loss from non-consolidated entities increased $232,000 for the nine months ended September 30, 2014, as compared to the same period in 2013. The increase in loss is due to our portion of the gain recognized for the sale of the Woodlake Square property to AmREIT in 2013 with no corresponding gain in the 2014 comparable period.

          Gain on sale of real estate acquired for investment. Gain on sale of real estate acquired for investment increased approximately $6.8 million for the nine months ended September 30, 2014, as compared to the same period in 2013. The entire increase is attributable to the gain recorded upon the sale of Lantern Lane in June 2014.

LIQUIDITY AND CAPITAL RESOURCES

          As of September 30, 2014, we have $4.2 million in cash on hand. On June 25, 2014, we sold our Lantern Lane property to AmREIT for $22.7 million, which resulted in net sales proceeds of approximately $7.4 million after repayment of the mortgage loan secured by the property. We declared a distribution of approximately $3.7 million from the net sales proceeds to our Limited Partners, which we paid on July 23, 2014, and we retained the balance to fund the anticipated capital activities related to our Casa Linda Shopping Center and our 5433 Westheimer property.

          On June 6, 2014, we modified our Westside Plaza debt agreement. The modification had the effect of deferring $1.3 million of accrued principal and interest payments until maturity. The modified agreement also contains a provision that may result in forgiveness of all or a portion of our outstanding Note B debt obligation upon a sale or refinancing of the property. As part of the modification agreement, we paid $1.2 million, including a principal reduction and increases to escrow accounts, as well as loan modification and legal fees. See Note 5. Additionally, we and MIG IV refinanced the $38.0 million mortgage securing the Casa Linda property (a 50% joint venture between us and MIG IV) in December 2013 with a four-year, non-recourse loan. The new loan contains a provision that would allow for an additional funding of approximately $4.5 million should we elect to acquire an adjacent property.

          On October 18, 2014, our 5433 Westheimer joint venture modified its mortgage loan as part of its plans to dispose of the property. See Note 4 of the Notes to Consolidated Financial Statements. Among other things, the modification waived prior non-compliance with its debt covenants through October 18, 2014, extended the term to October 2017, extended the interest-only payment terms to October 2015, and modified certain operating covenants.

          Our continuing short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements and capital expenditures. We anticipate that our primary long-term liquidity requirements will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions and other significant capital expenditures for our existing portfolio of properties, including those of with our joint ventures.

          We and our joint venture partner believe that recent market improvements have made disposition of this property attractive and have begun marketing the property for sale. The 5433 Westheimer joint venture does not have adequate cash to fund costs needed to prepare the property for sale, and we expect that it will look to us for additional liquidity in the near term. We expect to provide the necessary funding in the form of a promissory note with repayment upon disposition of the property. Based upon current estimates of fair value, sufficient equity exists in the property post-renovation to recover our current investment and any future loans to the joint venture. However, we can provide no assurances that we will be able to do so, or under circumstances and timing that allow us to maximize the value of the property.

          Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute an orderly liquidation of our assets.

Market Conditions

          Our operations are sensitive to changes in overall economic conditions that impact our tenants, including market and economic challenges experienced by the U.S. economy, the real estate industry or within the geographic markets where our properties are located. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The U.S. economy has improved from the recent severe recession; however, should recessionary conditions return, such conditions could prevent us from maintaining the value of our properties. Even if such conditions do not impact us directly, such conditions could adversely affect our tenants.

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

Cash Flow Activities for the Nine Months Ended September 30, 2014 and 2013

          Cash flows provided by (used in) operating activities, investing activities and financing activities during the nine months ended September 30, 2014 and 2013, are as follows (in thousands):

	Nine months ended September 30,
	2014	2013
Operating activities	$(395)	$626
Investing activities	23,526	2,480
Financing activities	(20,157)	(5,350)

          Net cash flows used in operating activities increased by $1.0 million from cash provided by operations of $626,000 during the nine months ended September 30, 2013 to cash used in operations of $395,000 during the nine months ended September 30, 2014. This increase is primarily due to lower net income, exclusive of the gain on sale of real estate, equity in losses of non-consolidated entities, depreciation and bad debt recoveries of $147,000, increased payments for prepaid and other assets of $168,000 and increased payments of liabilities of $711,000 compared to the same period in 2013.

          Net cash flows provided by investing activities increased by $21.0 million during the nine months ended September 30, 2014, as compared to the same period in 2013. This increase in cash inflows is primarily due to the sale of Lantern Lane for $22.7 million. This increase was partially offset by lower distributions received from our non-consolidated investments of $2.6 million.

          Net cash flows used in financing activities increased by $14.8 million for the nine months ended September 30, 2014, as compared to the same period in 2013. This increase was primarily due to repayment of the $15.0 million Lantern Lane note payable upon sale of the property, as well as an increase in distributions to limited partners of $3.7 million. These increases in financing outflows were partially offset by a $4.7 million decrease in payments made during the period on notes payable – related party.

OFF BALANCE SHEET ARRANGEMENTS

          We also serve as guarantor up to 25% of the $8.2 million mortgage loan held by our 5433 Westheimer joint venture, of which we own 57.5%. The debt matures in 2017. See Note 4 of the Notes to Consolidated Financial Statements. While we serve as guarantor on this debt, we do not believe that we would be required to perform under the guarantee as we believe the fair value of the property exceeds the amount of the loan, and therefore we believe that our potential exposure is limited to our investment balance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

          Under the supervision and with the participation of our General Partner’s CEO and CFO, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2014. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

          There has been no change to our internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: November 13, 2014	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer, and Director

Date: November 13, 2014	By:	/s/ Chad C. Braun
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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 (unaudited), (iii) the Consolidated Statements of Partners’ Capital for the nine months ended September 30, 2014 (unaudited), (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).