Form 10-K
period 2014-12-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2015-03-30
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of March 30, 2015, the Registrant had 2,833 Units of Limited Partnership Interest outstanding. There is no established trading market for such units.

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

As further defined below, “AmREIT” (the parent of our General Partner) and its wholly-owned subsidiaries “ARIC” and AmREIT Monthly Income & Growth III Corporation (our General Partner) were acquired by Edens on February 18, 2015 in an all-cash transaction whereby AmREIT and its wholly-owned subsidiaries were merged into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens) with Saturn Subsidiary, LLC as the surviving entity. Subsequent to the acquisition, all of the functions formerly performed by AmREIT and its designated affiliates are performed on our behalf by Edens, Saturn Subsidiary, LLC or one of its designated affiliates, including that of our General Partner. References herein to “AmREIT” (including its wholly-owned subsidiaries), “ARIC” or AmREIT Monthly Income & Growth III Corporation refer to the period prior to the acquisition. References herein to “Edens” (including Saturn Subsidiary, LLC or one of its designated affiliates) refer to periods after the acquisition.

ITEM	DEFINITION

ABR	Annualized Base Rent.

ADA	Americans with Disabilities Act of 1990.

AmREIT
AmREIT, Inc., formerly a Maryland corporation and parent of our General Partner, which merged with and into an indirect, wholly-owned subsidiary of Edens on February 18, 2015 when Edens acquired all of AmREIT’s common stock in an all-cash transaction.

AmREIT Acquisition
The purchase of all of AmREIT’s common stock on February 18, 2015 by Edens in an all-cash transaction whereby AmREIT and its wholly-owned subsidiaries were merged into Edens and are no longer operating entities. Subsequent to the acquisition, all of the functions formerly performed by AmREIT and its wholly-owned subsidiaries are performed by Edens or one of its designated subsidiaries, including those of our General Partner.

Annual Report	Annual report on Form 10-K filed with the SEC for the year ended December 31, 2014.

AOCI	Accumulated Other Comprehensive Income (Loss).

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of AmREIT.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Edens	Edens Investment Trust, which acquired all of AmREIT’s common stock in an all-cash transaction on February 18, 2015.

Exchange Act	Securities Exchange Act of 1934, as amended.

GAAP	U.S. generally accepted accounting principles.

General Partner
AmREIT Monthly Income & Growth III Corporation, a wholly-owned subsidiary of AmREIT, Inc. On February 18, 2015, all of AmREIT’s common stock was acquired by Edens. Subsequent to this acquisition, Edens, or its designated subsidiary, is the parent company of our General Partner.

GLA	Gross leasable area.

IRS	Internal Revenue Service.

LIBOR	London interbank offered rate.

iii

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

iv

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

Our General Partner is a Texas corporation and, prior to February 18, 2015, was a wholly-owned subsidiary of AmREIT, formerly a SEC reporting, Maryland corporation that had a class of securities listed on the NYSE and that had elected to be taxed as a REIT. Effective February 18, 2015, Edens became the parent company of our General Partner when AmREIT merged with and into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens, “Saturn”) with Saturn being the surviving entity after Edens acquired all of the outstanding common stock of AmREIT for $26.55 per share in an all-cash transaction, without interest and less any applicable withholding taxes.

Our operating period ended on October 31, 2012, and we have entered into our liquidation period. However, an orderly liquidation of all of our properties will likely take years for our General Partner to complete and wind up our operations. Because we have entered into our liquidation period, we will not invest in any new real estate without the approval of our limited partners. Edens’ acquisition of AmREIT described above will not impact the orderly liquidation of our assets. See further discussion in “Strategic Plan” below.

Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of the properties and the reinvestment of net sales proceeds. Our General Partner invested $1,000 in us in exchange for its general partner interest and invested $800,000 in us in exchange for 32 Units. Our General Partner utilizes the services of Edens and its affiliates in performing its duties under our limited partnership agreement. Prior to the AmREIT Acquisition, these services were performed by AmREIT and its affiliates.

Rental income accounted for 100% of our total revenue during the years ended December 31, 2014, 2013, and 2012, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of December 31, 2014, our properties had an average occupancy rate of approximately 87%.

OUR PORTFOLIO AND JOINT VENTURES

As of December 31, 2014, our investments included one wholly-owned property comprising approximately 43,000 square feet of GLA and six properties in which we own a non-controlling interest through joint ventures comprising approximately 983,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas. See “Item 2. Properties” for a more detailed description of our investments in properties.

On June 25, 2014, we sold our Lantern Lane property to AmREIT for $22.7 million, which generated proceeds of approximately $7.4 million, net of closing costs and the repayment of the mortgage loan secured by the property. The $22.7 million sale price was determined in accordance with the pre-established guidelines addressed further below. We have presented the operating results of this property as discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented.

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

•
no duplication of joint venture costs and expenses or of costs and expenses relating to the joint venture business, including organization and syndication expenses, acquisition and redevelopment costs; and

•
any purchase, sale or financing transactions between the joint venture partner and our General Partner or its affiliates must be on terms that are commercially reasonable and comparable to those relating to transactions between unrelated parties.

As sole owner of our General Partner, Edens has the ability to purchase our wholly-owned properties that our General Partner determines are in our best interests to sell. For the properties that we own through a joint venture, our General Partner typically has contractual buy-sell or rights of first offer, subject to the approval of our joint venture partners. If our General Partner determines that it is in our best interests to sell one of our properties, our General Partner will notify Edens of our desire to sell such property. Edens will then have 30 days to determine whether to pay the market value to acquire the property for itself. To determine the market value of a property, both Edens and we, at our own cost and expense, will appoint a real estate appraiser with at least five years of full-time commercial appraisal experience and who is a member of the Appraisal Institute. If either of us fails to appoint an appraiser, the single appraiser appointed shall be the sole appraiser and will determine the market value. Each appraiser will conduct an independent appraisal of the property within 30 days after the two appraisers are appointed. If the appraised values are within five percent of each other, the market value of the property will be the mean of the two appraisals. If the two appraisals are more than five percent apart, a third appraiser meeting the qualifications stated above and independent from each party shall be appointed by the existing appraisers. Upon completion of the third appraisal, if the low appraisal and/or the high appraisal are/is more than five percent lower and/or higher than the middle appraisal, the low appraisal and/or the high appraisal will be disregarded. If only one appraisal is disregarded, the remaining two appraisals will be added together and their total divided by two, with the resulting quotient being the market value. If both the low appraisal and the high appraisal are disregarded as stated above, the middle appraisal will be the market value. Edens will have 10 business days after the final determination of market value to elect to purchase the property.

Strategic Plan

Our operating period ended on October 31, 2012, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Accordingly, our General Partner has begun in good faith to review market sales opportunities, but attractive sales opportunities may not exist in the near term. As such, an orderly liquidation of our assets and wind-down of our operations may take several years for our General Partner to complete. During the liquidation period, we plan to distribute net proceeds generated from property sales to our Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment. We do not expect that Edens’ acquisition of AmREIT described above will impact the orderly liquidation of our assets.

Economic Conditions and Liquidity

As of December 31, 2014, we have $4.0 million in cash on hand. Our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by the recession that began in 2008. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced will continue into the future.

Current strategies and recent transactions that have impacted current and future liquidity include:

•
On October 18, 2014, our 5433 Westheimer joint venture modified its mortgage loan as part of its plans to dispose of the property. See Note 4 of the Notes to Consolidated Financial Statements. Among other things, the modification waived prior non-compliance with its debt covenants through October 18, 2014, extended the term to October 2017, extended the interest-only payment terms to October 2015, and modified certain operating covenants. The 5433 Westheimer joint venture does not have adequate cash to fund costs needed to prepare the property for sale, and we expect that it will look to us for additional liquidity in the near term. We expect to provide the necessary funding in the form of a promissory note with repayment upon disposition of the property. As of December 31, 2014, we have advanced our 5433 Westheimer property $312,000 under this promissory note. Based upon current estimates of fair value, sufficient equity exists in the property post-renovation to recover our current investment and any future loans to the joint venture. However, we can provide no assurances that we will be able to do so, or under circumstances and timing that allow us to maximize the value of the property

•
On June 25, 2014, we sold our Lantern Lane property to AmREIT for $22.7 million, which resulted in net sales proceeds of approximately $7.4 million after repayment of the mortgage loan secured by the property. We made a distribution of approximately $3.7 million on July 23, 2014 to our Limited Partners, and we retained the balance to fund the anticipated capital activities related to our Casa Linda shopping center and our 5433 Westheimer property.

•
On June 6, 2014, we modified our Westside Plaza debt agreement. See Note 5 of the Notes to Consolidated Financial Statements. The modification had the effect of deferring $1.3 million of accrued principal and interest payments until maturity. The modified agreement also contains a provision that may result in forgiveness of all or a portion of our outstanding Note B debt obligation upon a sale or refinancing of the property. As part of the modification agreement, we paid $1.2 million, which included a principal reduction and additional escrow deposits, as well as loan modification and legal fees.

•
During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG IV). As of December 31, 2014, the joint venture had incurred approximately $2.6 million of the $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. The property is secured by a $38.0 million mortgage loan that was refinanced in December 2013 with a four-year, non-recourse loan. The new loan contains a provision that would allow for an additional funding of approximately $4.5 million should we elect to acquire an adjacent property. The mortgage loan matures in December 2017. The mortgage loan bears interest at a variable rate; however, in connection with the refinancing, we and MIG IV entered into an interest rate cap agreement that provides for a maximum rate of 3% per annum.

A significant portion of Houston’s and Dallas’ economies are comprised of companies in the oil and gas as well as oilfield services sectors. The price of oil in the recent months has declined to five-year lows, and it is unknown when or whether oil prices will increase, and if they increase, how much and for what duration. We are unable to predict the impact, if any, that lower oil prices could have on economies in which our properties are located. However, a prolonged period of depressed oil prices could potentially be adverse to these economies, the profitability of our tenants as well as, ultimately, the value of our properties.

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

Leverage

We have leveraged our investments in properties with operating histories using traditional, commercial real estate lending sources, as underwritten by our General Partner and the lender. We have not leveraged and do not intend to leverage equity contributed to joint venture redevelopments, anticipating that local developers will employ construction financing consistent with that of traditional real estate projects and underwritten by the redevelopment partner, our General Partner and the lender.

We may refinance one of our properties after it has increased in value or when more favorable terms are available. Refinancing may permit us to retain such property, enable us to engage in renovation or remodeling activities to make the property ready for sale, generate distributions to our Partners, or a combination of the above. We may incur debt for expenditures related to our properties, including expenses to facilitate the sale or payment of capital expenditures. However, we may not incur indebtedness (or any refinancing thereof) to acquire or improve properties in an amount greater than 75% of our cash and cash equivalents plus the market value of our portfolio based on a cap rate approach applied to the net operating income of the property, with a target of 60% of the value of our assets.

We may seek borrowings from Edens or its affiliates if our General Partner, in the exercise of its fiduciary duties, determines that the transaction is on terms that are fair and reasonable and no less favorable to us than comparable loans between unaffiliated parties.

COMPETITION

We compete with an indeterminate number of other real estate investors, including domestic and foreign corporations and financial institutions, publicly-traded and privately-held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds, some of which have greater financial resources than we do. All of our properties are located in geographic areas that include competing properties. As we decide to dispose of our properties, we may compete with third party sellers of similar types of commercial properties for suitable purchasers, which may result in our receiving lower net proceeds from a sale or in our not being able to dispose of such property at a time of our choosing due to the lack of an acceptable return.

While we continue to operate our properties, the number of competitive properties in a particular area could have a material adverse effect on both our ability to lease space at our properties and on the rents charged. We compete for tenants based upon a number of factors including, but not limited to, location, rental rates, security, flexibility, expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained and marketed. We may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease vacant space, all of which would adversely impact our results of operations. We had to utilize rent concessions and undertake tenant improvements during the economic downturn to a greater extent than we historically have done.

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

CONFLICTS OF INTEREST

Our General Partner is subject to various conflicts of interest arising out of its relationship with us, the Limited Partners and Edens. Our General Partner and its affiliates have and will continue to try to balance our interests with their duties to other Edens -sponsored programs. However, to the extent that our General Partner or its affiliates take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our Limited Partners. Some of these conflicts are described below.

•
Our General Partner has no assets other than its general partner interest in us and its investment in our Units and therefore cannot provide us with financial assistance in the event we have capital needs.

•
Edens (and AmREIT prior to its merger into Edens), the parent of our General Partner, has substantial financial obligations related to its properties and its interest in other programs and may not be able to provide us financial assistance in the event we have capital needs.

•
Edens (and AmREIT prior to its merger into Edens) sponsors and manages other similar real estate programs and ventures that may compete with us. Conflicts of interest with our General Partner’s management may arise in its allocating opportunities between us and other programs, particularly where our General Partner’s profit or loss interest in such other investment is different than our General Partner’s interest in the Partnership.

•
Conflicts of interest may arise in connection with performance of our General Partner’s responsibilities to us and its responsibilities to its other affiliates, such as allocation of its time and access to resources, such as financing, goods, material or labor, or in connection with its access to the leasing or resale markets. Because the management of our General Partner manages other investment funds and entities with similar investment strategies, including Edens (and AmREIT prior to its merger into Edens), competition for properties will create a conflict of interest.

Our General Partner’s management is engaged in substantial activities apart from our business, including their duties to Edens (and AmREIT prior to its merger into Edens) and other real estate programs sponsored by Edens (and AmREIT prior to its merger into Edens). As such, the time they can devote to our affairs is limited.

•
Our General Partner retains the services of affiliated leasing agents to lease the properties in which we have invested, and these leasing agents can face conflicts of interest if they are seeking to lease our properties and similar properties of our affiliates at the same time.

•
Conflicts of interest could arise in connection with any interests of our General Partner may have in a particular property, including any interests our General Partner may have as an affiliate of Edens (and AmREIT prior to its merger into Edens) in connection with any sale of a property to Edens.

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

•
Edens (and AmREIT prior to its merger into Edens) or its affiliates, including our General Partner, may in the future serve as management for the general partner of other companies or ventures, and acquire, develop and operate real estate related activities in the same areas as ours for their own account.

•
Edens (and ARIC, an affiliate of our General Partner prior to AmREIT’s merger into Edens), performs property management services for all of the properties in which we have an interest and may provide property management services for properties in which we acquire an interest in the future. Therefore, we might not always have the benefit of independent property management to the same extent as if our General Partner and the property manager were unaffiliated.

•
Our legal counsel acts and may in the future act as counsel to us, our General Partner, Edens (and AmREIT prior to its merger into Edens) and certain of our respective affiliates, that may become adverse to us, which may preclude our counsel from representing any or all of such parties.

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

We may sell some of our properties to Edens. As a result of the inherent conflict in such a sale, we will only sell a property to the parent of our General Partner if it agrees to pay the market value subject to an appraisal process or the amount of a bona fide final third party offer for that property. In addition, we may borrow money from Edens or its affiliates. Although our General Partner will only approve an affiliated borrowing transaction if, in the exercise of its fiduciary duties, it determines that the terms are fair and reasonable and no less favorable to us than comparable loans between unaffiliated third parties, our General Partner could face conflicts of interest in connection with such a transaction that may not be resolved in the best interests of our Limited Partners.

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

CORPORATE OFFICE

Our principal office is located at 8 Greenway Plaza, Suite 1000, Houston, Texas 77046. Our telephone number is (713) 850-1400.

ITEM 1A.          RISK FACTORS.

 Not applicable.

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

 None.

ITEM 2.             PROPERTIES.

Real Estate Investment Properties:

As of December 31, 2014, we have ownership interests in seven properties. We wholly-own one property and have non-controlling interests in six properties through joint venture arrangements. A majority of our properties are located in highly populated, suburban communities in Texas. We believe our properties are suitable for their intended use and are adequately insured.

As of December 31, 2014, we owned interests in the following properties, all of which are located in Texas:

		Percent		Percent			Percentage
Property	Location	Owned	GLA	Occupied (1)		ABR (2)	of Total ABR

Consolidated Properties
Westside Plaza	Houston, TX	100%	43,021	100%		915,127	6%
Total consolidated properties			43,021	100%		915,127	6%

Joint Venture Properties (3)
5433 Westheimer (5)	Houston, TX	58%	133,881	70%		2,003,141	14%
Casa Linda	Dallas, TX	50%	324,569	87%		4,038,359	28%
Woodlake Pointe (4) (5)	Houston, TX	30%	82,120	100%		144,000	1%
Preston Towne Crossing (5)	Dallas, TX	20%	221,081	85%		3,617,065	26%
Berkeley Square	Dallas, TX	20%	125,333	94%		2,212,970	16%
Preston Park Gold	Dallas, TX	20%	95,658	91%		1,225,051	9%
Total joint venture properties			982,642	87	% (6)	13,240,586	94%

Total Properties			1,025,663	87	% (6)	$14,155,713	100%

(1)	Percent occupied is calculated as (i) GLA under commenced leases as of December 31, 2014, divided by (ii) total GLA, expressed as a percentage.
(2)
ABR is calculated by multiplying (i) monthly base rent as of December 31, 2014, by (ii) 12 months. ABR represents base rents in place on leases with rent having commenced as of December 31, 2014, and does not reflect straight-line rent or other adjustments under GAAP. Our leases do not contain material tenant concessions or rent abatements.

(3)	Properties are owned through a joint venture that is not consolidated in our financial statements.
(4)	As of December 31, 2014, this property was occupied by a tenant with a temporary lease.
(5)	This property is currently under redevelopment.
(6)	Represents weighted average percent occupied based on GLA.

Operating Properties - Our operating properties consist primarily of multi-tenant, retail shopping centers. The tenants of these investment properties consist of national, regional and local retailers and typically anchored by an established grocery store operator in the region. We also own shopping centers that are leased to national drug stores, national restaurant chains, national value-oriented retail stores and other regional and local retailers. Of our seven properties in which we own an interest, we have designated Westside Plaza, Casa Linda, Berkeley Square and Preston Park Gold as operating properties.

Redevelopment Properties - We have also invested in redevelopment properties, either directly or indirectly through joint ventures. The amount of equity committed to redevelopment projects is generally between 25% and 100% of the total cost of the project, with the remaining costs being funded through lines of credit, construction financing or other property-level mortgage financing. Our 5433 Westheimer, Woodlake Pointe and Preston Towne Crossing properties were under redevelopment as of December 31, 2014.

During redevelopment our General Partner will hire a general contractor to provide construction and construction management services for each of our redevelopment projects. The general contractor will be entitled to fees for providing these services, and these fees may be paid on a fixed price basis or a cost plus basis. We have engaged Edens (and ARIC an affiliate of our General Partner, prior to AmREIT’s merger into Edens) for construction management services related to our current redevelopment projects. In these cases, such services will be provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.

Each of our redevelopment projects has and will have a project manager assigned to ensure all necessary functions are performed. The project manager is responsible for coordinating all phases of the project, including the feasibility study of each project prior to the commencement of redevelopment and much of the pre-development work. Each redevelopment also has a construction manager who is responsible for coordinating all the outsourced trades including architectural, engineering, environmental and construction contractors. The construction manager will be an employee of Edens in the event that Edens is providing construction management services to a redevelopment project. The project and construction managers are jointly responsible for the preparation and adherence to the redevelopment budgets. Capital inflows and outflows are carefully tracked and compared against budgets. Actual costs versus budget reports are prepared on a monthly basis for review by various parties including the development team, management team and lenders. The project and construction managers work in unison to ensure each project is built within budget and on a timely basis.

Net Leases - We typically enter into net leases with our tenants. “Net leases” are leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to base rent. Our leases do not contain material tenant concessions or rent abatements. Since each lease is an individually negotiated contract between us or the joint venture and the tenant, each contract will have different obligations for both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property, and we have limited ability to revise the terms of leases for those tenants. We evaluate the lease term risk based on criteria such as whether the property is in an attractive location, is difficult to replace or has other significant favorable real estate attributes. Some of our leases contain provisions that increase the amount of base rent payable at points during the lease term and/or provide for percentage rent that can be calculated by a number of factors. Our leases generally require that each tenant obtain, at its own expense, property insurance naming the above parties as an insured party for fire and other casualty losses in an amount that generally equals the full replacement value of such property. Our tenants are generally required to obtain our General Partner’s approval of all such insurance.

Description of Our Wholly-Owned Property

Westside Plaza

On September 30, 2005, we purchased the Westside Plaza property, a 43,021 square foot retail shopping center located in Houston, Texas from an unaffiliated third party. We completed the redevelopment of the property by adding aesthetic enhancements during 2007. The Westside Plaza property is anchored by Trend Mall, which occupies 24,500 square feet with a lease scheduled to expire in June 2016. We assumed two 20-year mortgage loans with a June 2015 maturity as part of the acquisition of this property- Note A in the amount of $10.2 million with an annual interest rate of 5.62% and Note B in the amount of $640,000 with an annual interest rate of 12.75%.

On June 6, 2014, we modified the Westside Plaza debt. In connection with the modification, we made a payment of approximately $1.2 million, which included a $424,000 principal reduction on the Note A balance, a $357,000 payment of principal and interest that was two months in arrears, a $100,000 loan modification fee, $166,000 of escrows related to property taxes, insurance, and anticipated future leasing costs escrow accounts, and $166,000 in other closing and legal fees. Additionally, under the modified agreement, Note A payments are interest-only at 5.62% and Note B payments are deferred with no interest due until the debt is refinanced or the property is sold (a “capital event”). Upon the occurrence of a capital event, we and the lender will share evenly in any excess proceeds until Note B principal is repaid, after which, we would receive all remaining proceeds. If the proceeds received after a capital event are not sufficient to repay any or all of Note B, the unpaid amount will be forgiven.

Description of Our Joint Venture Properties

5433 Westheimer

On March 31, 2006, through a special purpose entity, 5433 Westheimer, LP, we purchased a 50% interest in the 5433 Westheimer property, a 133,881 square foot, 11 story office building and a 152-room hotel located in Houston, Texas from a third party. Additionally, in 2008, we acquired an additional 7.5% ownership interest from Songy Partners, our joint venture partner who owns the remaining 42.5% interest in the property. The property is accounted for under the equity method of accounting as we and our joint venture partner share equally in decision-making rights. We completed an initial redevelopment of the office building and construction of a 152-room hotel in October 2009 at a total cost of approximately $31.7 million and mortgaged our interest in this property with a $32.9 million, three-year variable-rate loan with a third party lender. The debt matured unpaid on December 31, 2011. On April 10, 2012, 5433 Westheimer, LP sold the 152-room hotel for $28.7 million, and the net proceeds received were used to pay down the existing loan balance to $3.8 million. 5433 Westheimer, LP continues to own and operate the office building.

On October 19, 2012, 5433 Westheimer, LP refinanced this debt with a five-year term loan in the amount of $8.7 million, which includes amounts to be funded in the form of construction draws for the redevelopment of the property. We and our joint venture partner are joint and several guarantors of 25% of this debt. On October 18, 2014, our 5433 Westheimer joint venture modified its mortgage loan. Among other things, the modification waived prior non-compliance with its debt covenants through October 18, 2014, modified ongoing debt service operating covenants, extended the term to October 2017 and extended the interest-only payment terms to October 2015. As of December 31, 2014, this loan had an outstanding balance of $8.2 million. While we serve as guarantor on this debt, we believe that our performance under the guarantee is unlikely as we believe the fair value of the property exceeds the amount of the loan.

We and our joint venture partner initiated a redevelopment plan, primarily in the form of building and site improvements, which was completed as we made the property ready for sale. Redevelopment costs totaled approximately $6.6 million as of December 31, 2014, out of a total expected cost of approximately $8.2 million (including lease-up costs). We and our joint venture partner believe that recent market improvements have made disposition of this property attractive and have begun to market the property for sale.

During 2014, 5433 Westheimer did not have adequate cash to fund the renovation costs needed to ready the property for sale or pay its property taxes due in January 2015. Additionally, the property owed ARIC and us approximately $400,000 in deferred asset management fees and margin taxes. As such, we and the joint venture entered into an advancing promissory note with 10% interest to fund up to approximately $1.5 million to:

•	complete the renovations to ready the property for sale,
•	fund property taxes due in January 2015,
•	roll in accounts payable owed to ARIC and us, and
•	fund remaining working capital needs until the property is sold.

As of December 31, 2014, we have advanced our 5433 Westheimer property $312,000 under this promissory note. The promissory note will be due upon sale of the property.

Based upon estimates of fair value, sufficient equity exists in the property post-renovation to recover our current investment and any current and future loans to the joint venture. However, we can provide no assurances that we will be able to do so, or under circumstances and timing that allow us to maximize the value of the property; thus, all or a portion of our investment of $2.4 million is subject to risk.

Casa Linda

On December 8, 2006, through a joint venture arrangement with MIG III, we acquired a 50% interest in the Casa Linda property, a 324,569 square foot retail shopping center located in Dallas, Texas. The property was purchased from an unaffiliated third-party. Albertson’s is the largest tenant, occupying 59,561 square feet with a lease scheduled to expire in July 2016. Additional tenants include Petco, Starbucks, Wells Fargo, Chili’s, Pei Wei, Just Fitness 4 U and Supercuts. The property was originally built between 1946 and 1949.

During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG IV). As of December 31, 2014, the joint venture has incurred approximately $2.6 million of $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. The property is secured by a $38.0 million mortgage loan that was refinanced in December 2013 with a four-year, non-recourse loan. The new loan contains a provision that would allow for an additional funding of approximately $4.5 million should we elect to acquire an adjacent property. The mortgage matures in December 2017. The mortgage bears interest at a variable rate; however, in connection with the refinancing, we and MIG IV entered into an interest rate cap agreement that provides for a maximum rate of 3% per annum. The interest rate cap was not designated as a hedge for financial reporting purposes, and our portion of the change in fair value is recognized in income (loss) from non-consolidated entities.

Woodlake Pointe

On November 21, 2007, through a joint venture arrangement with MIG IV and ARIC, we acquired a 30% interest in AmREIT Westheimer Gessner, LP, which owns the Woodlake Pointe property, a 82,120 square-foot retail shopping center located in Houston, Texas. The remaining 70% is owned by affiliated Edens entities, MIG IV (60%) and ARIC (10%).

This property is under redevelopment, however, we have experienced challenges in executing a long term lease with a tenant to redevelop the property. While we continue to pursue redevelopment opportunities that will optimize the property’s value, we can provide no assurance that such opportunities will result in a recovery of the property’s book value, or that, if executed, such opportunities would provide an increase in value that would warrant the additional investment, risk and hold period. Accordingly, we reviewed this property for impairment as of December 31, 2014. The property was appraised at approximately $8.2 million. In arriving at our fair value estimate we considered numerous factors. We estimated fair value utilizing both comparable sales information of similar properties assuming a “sell as is” scenario and a discounted cash flow model assuming that the property entered into a long term lease and redeveloped the property. The fair value determined under each of these scenarios was approximately $8.2 million. Accordingly, we recorded an impairment at the property of $2.0 million as of December 31, 2014. $600,000 of which, represents our 30% portion and is included in our loss from non-consolidated entities on our Consolidated Statements of Operations and Comprehensive Income (Loss).

During 2011, we signed a lease with a large national fitness tenant, and we completed construction of a 45,000 square foot building on the property during 2012 for total redevelopment costs of $6.7 million. On September 30, 2013, our Woodlake Pointe joint venture sold the single-tenant building and land parcel for $12.0 million to an unrelated third party. The land and building were secured by a $6.6 million loan that was repaid in full with proceeds from the sale. We received a distribution of $3.0 million on October 1, 2013 in connection with this sale.

Properties in Plano, Texas Owned Through a Joint Venture with an Affiliate of JPMorgan

Through our investment in PTC/BSQ, we purchased a 20% interest in Preston Towne Crossing, Berkeley Square and Preston Park Gold. The joint venture, 80% owned by JPMorgan Asset Management, acquired each of these shopping centers from unrelated third parties. These retail centers, further described below, are adjacent to one another in Plano, Texas, and total 442,072 square feet of GLA.

Preston Towne Crossing and Berkeley Square. The 221,081 square-foot Preston Towne Crossing and the 125,333 square-foot Berkeley Square are located on 35 acres at the northeast corner of Preston Road and West Park Boulevard in Plano. The shopping centers were developed during 1986 and 1987 and underwent renovations during 2007 and 2008. During the second quarter of 2011, the joint venture acquired the vacant anchor building within the Preston Towne Crossing shopping center, and we invested $1.8 million (our funding requirement of 20%). The properties also include undeveloped land behind Berkeley Square that we believe can be sold to an office or residential developer.

We initiated a redevelopment in January 2012 which was substantially completed in the fourth quarter of 2013. We are continuing to lease up the property. As of December 31, 2014, approximately $11.6 million in redevelopment costs have been incurred out of a total expected cost of $12.4 million, including tenant improvements and leasing costs. Our PTC/BSQ joint venture refinanced its debt on June 28, 2013, increasing the total debt from $44.4 million to $54.0 million with an additional $4.5 million available for future capital improvements. The loan has a three-year maturity with two one-year extension options. The joint venture has also entered into an interest rate swap in an equal and offsetting principal amount that converts the variable interest rate on the loan into fixed-rate debt. The joint venture accounts for the swap as a hedge. The fair value of the interest rate swap was a liability of $177,000 at December 31, 2014, as recorded by our joint venture.

Major tenants of the Preston Towne Crossing property include REI, which occupies 27,000 square feet, Trader Joes, which occupies 15,133 square feet and Old Navy, which occupies 15,000 square feet. Leases for these tenants are scheduled to expire in 2020, 2022 and 2022, respectively. Additional tenants include Plaza Park Salon, Half Price Books and Ulta. Studio Movie Grill Concepts, Ltd. is the largest tenant of Berkeley Square occupying 30,977 square feet with a lease scheduled to expire in February 2025.

Preston Park Gold. The 95,658-square-foot Preston Park Gold, which is the former Target/Vineyard Antique Mall building, is located between Preston Towne Crossing and Berkeley Square and was redeveloped in 2007. Major tenants of the Preston Gold property include Gold’s Gym which occupies 49,427 square feet and Chair King which occupies 27,438 square feet. Leases for these tenants are scheduled to expire in October 2025 and June 2017, respectively.

Disposition of Properties

On June 25, 2014, we sold our Lantern Lane property to AmREIT for $22.7 million, which resulted in net sales proceeds of approximately $7.4 million after repayment of the mortgage loan secured by the property. We made a distribution of approximately $3.7 million on July 23, 2014 to our Limited Partners, and we retained the balance to fund the anticipated capital activities related to our Casa Linda Shopping Center and our 5433 Westheimer property.

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

The following table shows tenants which occupy 10% or more of the GLA for each property in which we own an interest and the lease expirations of such tenants, each as of December 31, 2014, assuming that tenants exercise no renewal options, but do exercise any early termination rights.

			Percentage of	Year of Lease
Property/Tenant	Industry	GLA	Property GLA	Expiration
Westside Plaza
Trend Mall	Specialty Retail	24,500	57	2016
Fadi’s Mediterranean Delight	Dining	5,125	12	2017
Berkeley Square
Movie Grill Concepts, Ltd.	Entertainment	30,977	25	2025
Casa Linda
Albertson’s	Grocery	59,561	18	2016
Preston Park Gold
Gold’s Gym	Gym	49,427	52	2025
Chair King	Specialty Retail	27,438	29	2017
Preston Towne Crossing
Recreational Equipment, Inc.	Sporting Goods	27,000	12	2020
Woodlake Pointe
Urban Rug Company	Specialty Retail	82,120	100	2015

Lease Expirations

The following table shows lease expirations for Westside Plaza, our consolidated property, as of December 31, 2014, during each of the next five years, assuming that tenants exercise no renewal options, but do exercise any early termination rights.

	Total Number			Percentage of
Year of Lease Expiration	of Leases	GLA	ABR (1)	Total ABR
Vacant	-	-	-	-
2015	1	3,512	48,000	5%
2016	1	24,500	416,500	46%
2017	3	10,772	348,939	38%
2018	-	-	-	0%
2019	2	4,237	101,688	11%
Thereafter	-	-	-	0%
Totals	7	43,021	915,127	100%

(1)	ABR is calculated by multiplying (i) monthly base rent as of December 31, 2014, by (ii) 12 months.

The following table shows lease expirations for our six non-consolidated properties as of December 31, 2014, during each of the next ten years and thereafter, assuming that tenants exercise no renewal options, but do exercise any early termination rights.

	Total Number			Percentage of
Year of Lease Expiration	of Leases	GLA	ABR (1)	Total ABR
Vacant	-	131,122	-	-
2015 (2)	40	153,706	1,638,510	12%
2016	29	129,557	1,735,572	13%
2017	32	101,083	1,822,979	14%
2018	23	63,545	1,244,461	9%
2019	29	60,155	1,173,749	9%
2020	10	65,534	1,035,950	8%
2021	8	45,498	770,978	6%
2022	10	77,388	1,268,532	10%
2023	9	42,930	983,687	7%
2024	3	17,127	400,226	3%
Thereafter	3	94,997	1,165,942	9%
Totals	196	982,642	13,240,586	100%

(1)	ABR is calculated by multiplying (i) monthly base rent as of December 31, 2014, by (ii) 12 months.
(2)	Includes the expiration of a temporary lease with The Urban Rug Company for 82,120 square feet of Woodlake Pointe.

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

ITEM 4.                  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

As of March 19, 2015, we had 2,833 units outstanding held by 1,201 limited partners.

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

We have reported a cumulative net loss for GAAP and tax purposes, primarily due to the non-cash charges associated with depreciation of our real estate assets. Accordingly, all of the distributions we have paid constitute a return of capital to our Limited Partners for tax purposes. We do not anticipate reinstating distributions until we obtain sufficient net proceeds generated from the sales of our properties.

Since our inception, we have redeemed 11.2 Units. As of June 30, 2009, we suspended all future redemptions of Units.

ITEM 6.                 SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. See also “Cautionary  Note Regarding Forward-Looking Statements” preceding Part I of this Annual Report.

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

Our General Partner is a Texas corporation and, prior to February 18, 2015, was a wholly-owned subsidiary of AmREIT, formerly a SEC reporting, Maryland corporation that had a class of securities listed on the NYSE and that had elected to be taxed as a REIT. Effective February 18, 2015, Edens became the parent company of our General Partner when AmREIT merged with and into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens, “Saturn”) with Saturn being the surviving entity after Edens acquired all of the outstanding common stock of AmREIT for $26.55 per share in an all-cash transaction, without interest and less any applicable withholding taxes.

Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of the properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of Edens and its affiliates (and AmREIT and its affiliates prior to its merger into Edens) in performing its duties under our limited partnership agreement. Our General Partner invested $1,000 in us in exchange for its general partner interest and invested $800,000 in us in exchange for 32 Units.

Rental income accounted for 100% of our total revenue during the years ended December 31, 2014, 2013, and 2012, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of December 31, 2014, our properties had an average occupancy rate of approximately 87%.

OUR PORTFOLIO AND JOINT VENTURES

As of December 31, 2014, our investments included one wholly-owned property comprising approximately 43,000 square feet of GLA and six properties in which we own a non-controlling interest through joint ventures comprising approximately 983,000 square feet of GLA. A majority of our properties are located in highly populated, suburban communities in Texas. See “Item 2. Properties” for a more detailed description of our investments in properties.

On June 25, 2014, we sold our Lantern Lane property to AmREIT for $22.7 million, which generated net sales proceeds of approximately $7.4 million, net of closing costs and the repayment of the mortgage loan secured by the property. We have presented the operating results of this property as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented. See also Note 3 of the Notes to Consolidated Financial Statements.

Strategic Plan

Our operating period ended on October 31, 2012, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Accordingly, our General Partner has begun in good faith to review market sales opportunities, but attractive sales opportunities may not exist in the near term. As such, an orderly liquidation of our assets and wind-down of our operations may take several years for our General Partner to complete. Because we have entered into our liquidation period, we will not invest in any new real estate without approval of our limited partners. During the liquidation period, we plan to distribute net proceeds generated from property sales to our Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment. We do not expect that Edens’ acquisition of AmREIT described above will impact the orderly liquidation of our assets.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of our tenants. Management believes the most critical accounting policies in this regard are revenue recognition, regular evaluation of whether the value of a real estate asset has been impaired, accounting for the investment in real estate assets, and accounting for the investment in non-consolidated entities. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience as well as various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

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

Real Estate Redevelopment

Expenditures related to the redevelopment of real estate are carried at cost, which includes capitalized carrying charges, acquisition costs and redevelopment costs. Carrying charges, primarily interest, real estate taxes, insurance and loan acquisition costs, and direct and indirect redevelopment costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.

Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the lesser of the useful life or the respective lease term for tenant improvements. Leasehold estate properties, where we own the building and improvements but not the related ground, are amortized over the life of the lease. The determination of useful lives requires judgment and includes significant estimates which we reassess as circumstances warrant.

Impairment of Long Lived Assets

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the years ended December 31, 2014, 2013 and 2012.

Investment in Non-Consolidated Entities

As of December 31, 2014, we had ownership interests in six properties through joint ventures.  Although we exercise significant influence over the activities of the six properties, we do not have a controlling financial interest in them.  Accordingly, all of our real estate investments in these properties are reported under the equity method of accounting.  Our joint ventures recognize revenues from rents and tenant reimbursements in the same manner as discussed in the “Revenue Recognition” section above; however, we record our percentage interest in the earnings and losses of these entities on a net basis in loss from non-consolidated entities on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Our Woodlake Point recorded an impairment of $2.0 million as of December 31, 2014. $600,000 of which, represents our 30% portion and is included in our loss from non-consolidated entities on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 4 of the Notes to Consolidated Financial Statements.

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

Scheduled lease expirations - During 2015, 5% of the total square footage of our consolidated property expires, and 12% of the total square footage of our non-consolidated properties expires. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals.

Comparison of the year ended December 31, 2014, to the year ended December 31, 2013

Revenues. Revenues increased approximately $65,000 for the year ended December 31, 2014, as compared to the same period in 2013. The increase is due to a new tenant at our Westside Plaza property that occupied space for the full year during 2014.

General and administrative and General and administrative – related party. General and administrative expense decreased approximately $66,000 for the year ended December 31, 2014, as compared to the same period in 2013. The decrease is due to trade conference expenses incurred during the third quarter of 2013 with no such expenses incurred during the same period during 2014.

Asset management fees – related party. Asset management fees – related party increased approximately $120,000 for the year ended December 31, 2014, as compared to the same period in 2013. Our asset management fees are calculated based upon the average net value of our assets, which increased as compared to the same period in 2013. See Note 9 of the Notes to Consolidated Financial Statements.

Property expense. Property expense increased $74,000 for the year ended December 31, 2014 as compared to the same period in 2013. This increase is primarily due to an increase in property taxes.

Interest expense. Interest expense decreased $73,000 for the year ended December 31, 2014 as compared to the same period in 2013. This decrease is due to the modification of our Westside Plaza loan.

Loss from non-consolidated entities. Loss from non-consolidated entities increased $799,000 for the year ended December 31, 2014 as compared to the same period in 2013. The increase in loss is due to an impairment of $2.0 million recognized by our Woodlake Point joint venture, of which $600,000 represents our 30% portion as well as our portion of the gain recognized for the sale of the Woodlake Square property to AmREIT in 2013 with no corresponding gain in the 2014 comparable period.

Gain on sale of real estate. Gain on sale of real estate increased approximately $6.8 million for the year ended December 31, 2014, as compared to the same period in 2013. The entire increase is attributable to the gain recorded upon the sale of Lantern Lane in June 2014.

Comparison of the year ended December 31, 2013, to the year ended December 31, 2012

Revenues. Revenues increased approximately $61,000 for the year ended December 31, 2013, as compared to 2012. The increase was primarily due to increased occupancy at Westside Plaza as compared to the same period in 2012.

General and administrative and General and administrative – related party. General and administrative expense decreased approximately $28,000 for the year ended December 31, 2013, as compared to the same period in 2012. The decrease is due to a reduced allocation of overhead expense to MIG III as compared to the prior period.

Interest expense. Interest expense decreased $217,000 during the year ended 2013 as compared to the same period in 2012. This decrease is due to lower outstanding balances on our notes payable – related party after repaying $5.9 million during 2013.

Loss from non-consolidated entities. Loss from non-consolidated entities decreased approximately $1.0 million for the year ended December 31, 2013, as compared to 2012. The resulting decrease in loss is primarily related to 1) our portion of the 2013 gain on sale of Woodlake Square of approximately $10.4 million with our pro rata share of the gain representing approximately $311,000, 2) a one-time gain on the favorable settlement of an environmental liability by our Casa Linda property in 2013, our portion of which was $112,000 and 3) increased income due to lease-up of our non-consolidated properties as compared to the respective period in 2012. Additionally, we incurred a loss of approximately $94,000 as a result of the sale of the 152-room hotel during 2012 by our 5433 Westheimer joint venture with no similar loss in 2013. The decrease in loss was partially offset by our portion of an impairment (approximately $173,000) on the sale of the single-tenant building and land parcel by our Woodlake Pointe joint venture. See further discussion of our sales of our investments in non-consolidated investments as discussed in Notes 4 of the Notes to Consolidated Financial Statements.

Gain on debt extinguishment. During the year ended December 31, 2012, we recognized a gain of $1.5 million on the extinguishment of debt on our Olmos Creek property. We had no similar activity during the year ended December 31, 2013. See Note 3 in the Notes to our Consolidated Financial Statements for further discussion on the disposition of our Olmos Creek property.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents are our primary sources of liquidity. As of December 31, 2014, and December 31, 2013, our cash and cash equivalents totaled approximately $4.0 million and approximately $1.2 million, respectively.

Current strategies and recent transactions that have impacted current and future liquidity include:

•
On October 18, 2014, our 5433 Westheimer joint venture modified its mortgage loan. See Note 4 of the Notes to Consolidated Financial Statements. Among other things, the modification waived prior non-compliance with its debt covenants through October 18, 2014, modified ongoing debt service operating covenants, extended the term to October 2017 and extended the interest-only payment terms to October 2015. As of December 31, 2014, this loan had an outstanding balance of $8.2 million. While we serve as guarantor on this debt, we believe that our performance under the guarantee is unlikely as we believe the fair value of the property exceeds the amount of the loan.

•
On June 25, 2014, we sold our Lantern Lane property to AmREIT for $22.7 million, which resulted in net sales proceeds of approximately $7.4 million after repayment of the mortgage loan secured by the property. We made a distribution of approximately $3.7 million on July 23, 2014 to our Limited Partners, and we retained the balance to fund the anticipated capital activities related to our Casa Linda Shopping Center and our 5433 Westheimer property.

•
On June 6, 2014, we modified our Westside Plaza debt agreement. See Note 5 of the Notes to Consolidated Financial Statements. The modification had the effect of deferring $1.3 million of accrued principal and interest payments until maturity. The modified agreement also contains a provision that may result in forgiveness of all or a portion of our outstanding Note B debt obligation upon a sale or refinancing of the property. As part of the modification agreement, we paid $1.2 million, which included a principal reduction and additional escrow deposits, as well as loan modification and legal fees.

•
During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG IV). As of December 31, 2014, the joint venture had incurred approximately $2.6 million of $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. The property is secured by a $38.0 million mortgage loan that was refinanced in December 2013 with a four-year, non-recourse loan. The new loan contains a provision that would allow for an additional funding of approximately $4.5 million should we elect to acquire an adjacent property. The mortgage loan matures in December 2017. The mortgage loan bears interest at a variable rate; however, in connection with the refinancing, we and MIG IV entered into an interest rate cap agreement that provides for a maximum rate of 3% per annum.

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

Market Conditions

Our operations are sensitive to changes in overall economic conditions that impact our tenants, including market and economic challenges experienced by the U.S. economy, the real estate industry or within the geographic markets where our properties are located. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by the recession that began in 2008. The U.S. economy has improved from the recent, severe recession; however, should recessionary conditions return, such conditions could prevent us or from realizing growth or maintaining the value of our properties. Even if such conditions do not impact us directly, such conditions could adversely affect our tenants. A significant portion of Houston’s and Dallas’ economies are comprised of companies in the oil and gas as well as oilfield services sectors. The price of oil in the recent months has declined to five-year lows, and it is unknown when or whether oil prices will increase, and if they increase, how much and for what duration. We are unable to predict the impact, if any, that lower oil prices could have on economies in which our properties are located. However, a prolonged period of depressed oil prices could potentially be adverse to these economies, the profitability of our tenants as well as, ultimately, the value of our properties.

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

Our Historical Cash Flows

	For the years ended December 31,
	2014	2013
Operating activities	$(96)	$1,082
Investing activities	23,093	2,995
Financing activities	(20,156)	(6,044)

Net cash flows used in operating activities increased by $1.2 million from cash provided by operations of $1.1 million during the year ended December 31, 2013 to cash used in operations of $96,000 during the year ended December 31, 2014. This increase is primarily due to lower net income, exclusive of the gain on sale of real estate, equity in losses of non-consolidated entities, depreciation and bad debt recoveries of $419,000, and increased payments of liabilities of $808,000 compared to the same period in 2013.

Net cash flows provided by investing activities increased by $20.1 million during the year ended December 31, 2014, as compared to the same period in 2013. This increase in cash inflows is primarily due to the sale of Lantern Lane for $22.7 million and fewer investments in and advances to non-consolidated entities of $913,000. This increase was partially offset by lower distributions received from our non-consolidated investments of $3.9 million.

Net cash flows used in financing activities increased by $14.1 million for the year ended December 31, 2014, as compared to the same period in 2013. This increase was primarily due to an increase in repayments of notes payable, $15.0 million of which was for the repayment of the Lantern Lane note payable upon sale of the property, as well as an increase in distributions to limited partners of $3.7 million. These increases in financing outflows were partially offset by a $5.3 million decrease in payments made during the period on notes payable – related party.

Future Contractual Obligations

As of December 31, 2014, we had the following contractual long-term mortgage debt obligations (see also Note 5 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt) (in thousands):

Scheduled payments by year	Principal	Loan maturities	Interest	Total payments
2015	-	8,980	242	9,222
Total	$-	$8,980	$242	$9,222

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

Off- Balance Sheet Arrangements

As of December 31, 2014, none of our off-balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. However, we own interests in several unconsolidated joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

We also serve as guarantor on debt in the amount of $8.2 million related to our 5433 Westheimer property. We and our joint venture partner are joint and several guarantors of 25% of this debt. See Note 4 of the Notes to Consolidated Financial Statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements, including the notes and financial schedule thereto, and the report of our independent registered public accounting firm are included in this Annual Report on Form 10-K beginning at page F-1 and are incorporated herein by reference.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our General Partner’s principal executive officer and principal financial officer, respectively, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2014. Based on that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized, and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Management’s Annual Report on Internal Control over Financial Reporting

Our General Partner and its affiliates maintain a system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, which is a process designed under the supervision of our General Partner’s principal executive officer and principal financial officer and effected by management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, and, with the participation of our General Partner’s principal executive officer and principal financial officer conducted an evaluation of the effectiveness of our General Partner’s internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we believe that our internal control over financial reporting is effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the three months ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have no directors or executive officers. We are managed by our General Partner, which does not have any employees and relies upon the personnel of Edens (and AmREIT prior to its merger into Edens) and its affiliates to perform services for us. Our limited partnership agreement provides that the Partnership will continue until December 31, 2025, unless sooner terminated. As we have no directors and are managed by our General Partner, we have no standing audit, nominating, or compensation committees.

The following table sets forth certain information regarding the officers and directors of our General Partner.

Name	Age	Position
Terry S. Brown	53	President and Director
Jodie W. McLean	46	Vice President and Director
Jason K. Tompkins	44	Secretary, Vice President and Director
Chad C. Braun	42	Vice President

Terry S. Brown. Mr. Brown has served as President and as a Director of our General Partner since the Edens acquisition in February 2015. Mr. Brown has been Chairman and Chief Executive Officer of Edens since 2002. Mr. Brown also serves on the Board of Directors of AvalonBay Communities. Mr. Brown is qualified to serve as a director of our General Partner because of his leadership, knowledge of Edens and its affiliated companies and his extensive experience within the real estate industry.

Jodie W. McLean. Ms. McLean has served as Vice President and as a Director of our General Partner since the Edens acquisition in February 2015. Ms. McLean has been the President of Edens since 2002 and Chief Investment Officer of Edens since 1997. Ms. McLean is qualified to serve as a director of our General Partner because of her investment and development expertise, knowledge of Edens and its affiliated companies and her extensive experience within the real estate industry.

Jason K. Tompkins. Mr. Tompkins has served as Secretary and Vice President and as a Director of our General Partner since the Edens acquisition in February 2015. Mr. Tompkins has been the Chief Financial Officer of Edens since 2004. Mr. Tompkins is qualified to serve as a director of our General Partner because of his financial expertise, knowledge of Edens and its affiliated companies and his extensive experience within the real estate industry.

Chad C. Braun. Mr. Braun has served as Vice President of our General Partner since the Edens acquisition in February 2015. Prior to that, Mr. Braun served as the Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the General Partner since 2002 and as its Chief Operating Officer since March 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4 and 5 furnished to us under Rule 16a-3(e) of the Exchange Act during the fiscal year ended December 31, 2014, we know of no reporting person who has failed to file on a timely basis, as disclosed in the above forms, any report required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2014.

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

As of March 19, 2015, there were 2,833 Units owned by 1,201 Limited Partners.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Compensation Arrangements

Our General Partner and its affiliates received the payments and fees from us described below. These payments and fees may be higher than payments and fees that would have resulted from an arm’s-length transaction with an unrelated entity.

In addition to the fees noted below, the non-consolidated entities in which we own an investment paid property management and leasing fees of $1.1 million and $1.2 million to one of our affiliated entities the years ended December 31, 2014 and 2013, respectively.

		For the year ended
Type and Recipient	Determination of Amount	December 31, 2014	December 31, 2013

Asset Management Fee – General Partner	A monthly fee of one-twelfth of 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.	$355,236	$234,972

Development and Acquisition Fees – General Partner	Between 4.0% and 6.0% of project costs depending on the size and the scope of the redevelopment.	No amount to report	No amount to report

		For the year ended
Type and Recipient	Determination of Amount	December 31, 2014	December 31, 2013

Property Management and Leasing Fees – ARIC	Property management fees not to exceed 4.0% of the gross rentals for providing management, operating, maintenance and other services. Leasing fees not to exceed 2.0% of base rent on a lease renewal and 6.0% of base rent on an initial lease for procuring tenants and negotiating the terms of the tenant leases.	$99,058	$171,925

Reimbursement of Operating Expenses – General Partner	We reimburse the actual expenses incurred by our General Partner in connection with its provision of administrative services, including related personnel costs.	$379,709	$379,979

Interest expense on notes payable- related party	We incur interest on amounts loaned to us by our General Partner. See Note 6 of the Notes to Consolidated Financial Statements for a discussion of our notes payable- related party.	$5,307	$103,513

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

Joint Ventures with Affiliates

As of December 31, 2014, we have entered into two joint ventures with our affiliates.

In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP, which owns Casa Linda, the multi-tenant retail property in Dallas, Texas. The remaining 50% is owned by MIG IV.

In November 2007, we acquired a 30% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property in Houston, Texas. In May 2008, the joint venture acquired an additional tract of land adjacent to Woodlake Pointe property. The remaining 70% is 60% owned by MIG IV, our affiliate, and 10% owned by Edens.

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

Directors

We have no directors and are managed by our General Partner. Descriptions of the directors of our General Partner are set forth above.

Loans from Affiliates

As part of our September 2011 refinance of our Lantern Lane debt, we borrowed an additional $1.5 million from AmREIT, Inc. in October 2011. During 2012, we borrowed $500,000 from AmREIT to fund the payment of real estate taxes, and later repaid $1.0 million in notes payable-related party.

During 2013, we repaid approximately $5.9 million in notes payable-related party.

During 2014, we repaid approximately $549,000 in notes payable-related party.

Saturn Subsidiary, LLC (AmREIT Realty Investment Corporation prior to AmREIT’s merger into Edens)

Saturn Subsidiary, LLC is a fully integrated real estate development and operating business that is wholly owned by Edens Limited Partnership, which is, in turn, majority owned by Edens and is the parent of our General Partner. Edens employs a full complement of brokers and real estate professionals who provide redevelopment, acquisition, brokerage, leasing, construction management, asset and property management services to Edens affiliated entities and to third parties. Edens serves as one of our property managers and is responsible for managing and leasing some of our properties. We pay Edens property management and leasing fees as described above under “Item 1. Business.” Edens hires, directs and establishes policies for employees who will have direct responsibility for the operations of each property it manages, which may include but is not limited to on-site managers and building and maintenance personnel. Certain employees of the property manager may be employed on a part-time basis and may also be employed by our General Partner or its affiliates. Edens also directs the purchase of equipment and supplies and supervises all maintenance activity. The management fee paid to Edens covers all of its general overhead costs.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

KPMG, LLP, independent registered public accounting firm and certified public accountants (“KPMG”), served as our independent accountants for the fiscal year ended December 31, 2014. The following is an explanation of the fees billed to us by KPMG for professional services rendered for the fiscal years ended December 31, 2014 and 2013.

Audit Fees

The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-Q, or other services normally provided by KPMG in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2013, totaled $189,000 and $157,000, respectively.

Audit-Related Fees, Tax Fees and All Other Fees

The services that have been performed by KPMG have been limited to audit-related services. Accordingly, we have paid no non-audit related fees, tax fees or other fees to KPMG for the fiscal years ended December 31, 2014 and 2013.

Audit Committee’s Pre-Approval Policies and Procedures

The Company does not have an independent audit committee. Our General Partner must approve any services to be performed by our independent auditors and has approved all audit fees for the years ended December 31, 2014 and 2013, respectively.

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

The following exhibits are filed as part of or incorporated by reference in this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund III, Ltd., dated April 19, 2005.	10-SB	3.1	4/30/2007
3.2	Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund III, Ltd., effective April 19, 2005, between AmREIT Monthly Income & Growth III Corporation and AmREIT, the initial limited partner.	10-SB	3.2	4/30/2007
10.1	Fixed Rate Note (A Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.	10-SB	10.1	4/30/2007
10.2	Fixed Rate Note (B Loan), dated May 2, 2005, between Shafer Plaza I, Ltd and JPMorgan Chase Bank, N.A.	10-SB	10.2	4/30/2007
10.3	Loan Assumption and Substitution Agreement, dated September 30, 2005, among AmREIT Westside Plaza, LP, AmREIT Monthly Income & Growth Fund III, Ltd., AmREIT, Shafer Plaza I, Ltd., Steven G. Shafer, Wells Fargo Bank, N.A., and CBA-Mezzanine Capital Finance, LLC.	10-SB	10.3	4/30/2007
10.4	Second Amended and Restated Property Management and Leasing Agreement, dated December 28, 2005, between AmREIT Westside Plaza, LP and AmREIT Realty Investment Corporation.	10-SB	10.4	4/30/2007
10.5	Commercial Property Management and Leasing Agreement, dated March 30, 2006, between 5433 Westheimer, LP and Songy Partners Limited.	10-SB	10.7	4/30/2007
10.6	Promissory Note, dated September 28, 2006, between AmREIT Lantern Lane, LP and Differential Development — 1994, Ltd.	10-SB	10.8	4/30/2007
10.7	Management and Leasing Agreement, dated September 28, 2006, between AmREIT Lantern Lane, LP and AmREIT Realty Investment Corporation.	10-SB	10.9	4/30/2007
10.8	Promissory Note, dated December 8, 2006, between AmREIT Casa Linda, LP and Morgan Stanley Mortgage Capital, Inc.	10-SB	10.10	4/30/2007

10.9	Secured Promissory Note, dated September 29, 2006, between AmREIT Olmos Creek, LP and NLI Commercial Mortgage Fund, LLC.	10-SB	10.11	4/30/2007
10.10	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Preston Towne Crossing, LP and AmREIT Realty Investment Corporation.	10-SB	10.13	4/30/2007
10.11	Management and Leasing Agreement, dated December 7, 2006, between AmREIT SSPF Berkeley, LP and AmREIT Realty Investment Corporation.	10-SB	10.14	4/30/2007
10.12	Loan Assumption Agreement, dated December 7, 2006, among Berkeley Center, Ltd., William L. Hutchinson, AmREIT SSPF Berkeley, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.	10-SB	10.15	4/30/2007
10.13	Loan Assumption Agreement, dated December 7, 2006, among PTC Dunhill Holdings, Ltd., William L. Hutchinson, AmREIT SSPF Preston Towne Crossing, LP, AmREIT Monthly Income & Growth Fund III, Ltd. and LaSalle Bank National Association.	10-SB	10.16	4/30/2007
10.14	Term Loan Agreement effective October 7, 2011between AmREIT Lantern Lane, LP and U.S. Bank National Association.	8-K	10.1	10/12/2011
10.15	Second Promissory Note effective November 29, 2012 between AmREIT Lantern Lane, LP and U.S. Bank National Association.	10-K	10.20	3/28/2013
10.16	Settlement Agreement effective February 6, 2012 between AmREIT Monthly Income and Growth Fund III, Ltd. and Q Olmos Creek Property, LLC.	8-K	10.1	2/10/2012
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Taxonomy Extension Schema Document				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X

*	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) the Notes to the Consolidated Financial Statements, and (vi) Financial Statement Schedule III.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT Monthly Income & Growth Fund III, Ltd.

By: AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: March 30, 2015

	By:	/s/ Terry S. Brown
Terry S. Brown
President and Director

	By:	/s/ Jason K. Tompkins
Jason K. Tompkins
Secretary, Vice President and Director

	By:	/s/ Chad C. Braun
Chad C. Braun
Vice President

AmREIT MONTHLY INCOME AND GROWTH FUND III, LTD. AND SUBSIDIARIES

All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Partners
AmREIT Monthly Income & Growth Fund III, Ltd.:

We have audited the accompanying consolidated balance sheets of AmREIT Monthly Income & Growth Fund III, Ltd. and subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and related schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Monthly Income & Growth Fund III, Ltd. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Houston, Texas
March 30, 2015

ITEM 1.                 FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for Unit data)

	December 31,	December 31,
	2014	2013
ASSETS
Real estate investments at cost:
Land	$4,760	$11,089
Buildings	9,723	21,662
Tenant improvements	323	1,350
	14,806	34,101
Less accumulated depreciation and amortization	(2,787)	(6,612)
	12,019	27,489

Investment in non-consolidated entities	14,991	16,825
Net real estate investments	27,010	44,314

Cash and cash equivalents	4,044	1,203
Tenant and account receivables, net	222	566
Accounts receivable - related party	262	622
Notes receivable	93	106
Notes receivable - related party	312	-
Deferred costs, net	208	566
Other assets	420	418
TOTAL ASSETS	$32,571	$47,795

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$8,980	$24,587
Notes payable - related party	-	267
Accounts payable and other liabilities	649	994
Accounts payable - related party	215	24
Security deposits	68	132
TOTAL LIABILITIES	9,912	26,004

Partners’ capital:
General partner	-	-
Limited partners, 2,833 Units outstanding at
December 31, 2014 and 2013	22,659	21,791
TOTAL PARTNERS’ CAPITAL	22,659	21,791

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$32,571	$47,795

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2014, 2013 and 2012
(in thousands, except for per Unit data)

	2014	2013	2012
Revenues:
Rental income from operating leases	$1,272	$1,207	$1,146
Total revenues	1,272	1,207	1,146

Expenses:
General and administrative	88	105	123
General and administrative - related party	331	380	390
Asset management fees - related party	355	235	235
Property expense	415	341	342
Property management fees - related party	52	48	47
Legal and professional	287	253	266
Depreciation and amortization	353	356	363
Total operating expenses	1,881	1,718	1,766

Operating loss	(609)	(511)	(620)

Other income (expense):
Interest and other income	5	2	5
Interest expense	(665)	(738)	(955)
Loss from non-consolidated entities	(1,094)	(295)	(1,325)
State income tax benefit	-	7	9
Total other expense, net	(1,754)	(1,024)	(2,266)

Loss from continuing operations	(2,363)	(1,535)	(2,886)

Income (loss) from discontinued operations:
Income (loss) from real estate operations	164	278	(321)
Gain on debt extinguishment	-	-	1,533
Gain on sale of real estate	6,781	-	-
Income from discontinued operations	6,945	278	1,212

Net income (loss) attributable to partners	$4,582	$(1,257)	$(1,674)

Loss from continuing operations per Unit	$(834.10)	$(541.89)	$(1,018.58)
Income from discontinued operations per Unit	2,451.47	98.19	427.69
Net income (loss) per Unit	$1,617.37	$(443.70)	$(590.89)

Weighted average Units outstanding	2,833	2,833	2,833

Net income (loss) attributable to partners	$4,582	$(1,257)	$(1,674)

Equity portion of change in fair value of derivative held by non-consolidated entity	20	(55)	-

Net comprehensive income (loss)	$4,602	$(1,312)	$(1,674)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the years ended December 31, 2014, 2013 and 2012
(in thousands)

	Partners’ Capital
	General Partner	Limited Partners	AOCI of non-consolidated investment	Total
Balance at December 31, 2011	$-	$24,777	$-	$24,777

Net loss attributable to Partners (1)	-	(1,674)	-	(1,674)

Balance at December 31, 2012	$-	$23,103	$-	$23,103

Net loss attributable to Partners (1)	-	(1,257)	-	(1,257)
Equity portion of change in fair value of derivative held by non-consolidated entities entity	-	-	(55)	(55)

Balance at December 31, 2013	$-	$21,846	$(55)	$21,791

Net income attributable to Partners (1)	-	4,582	-	4,582
Distributions to Limited Partners	-	(3,734)		(3,734)
Equity portion of change in fair value of derivative held by non-consolidated entities entity	-	-	20	20

Balance at December 31, 2014	$-	$22,694	$(35)	$22,659

(1)
The allocation of net income (loss) attributable to Partners includes a curative allocation to decrease the General Partner capital account by $46 for the year ended December 31, 2014 and increase the General Partner capital account by $13 and $17 for the years ended December 31, 2013 and 2012, respectively. The cumulative curative allocation since inception of the Partnership is $354. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014, 2013 and 2012
(in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss), including non-controlling interest	$4,582	$(1,257)	$(1,674)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	(6,781)	-	-
Gain on extinguishment of debt	-	-	(1,533)
Equity in losses from non-consolidated entities	1,094	295	1,325
Depreciation and amortization	837	1,176	1,394
Bad debt (recovery) expense	-	(63)	(32)
(Increase) decrease in tenant and accounts receivables	162	(58)	(194)
Decrease (increase) in accounts receivable - related party	407	239	(388)
Decrease (increase) in deferred costs	32	-	(351)
Decrease (increase) in other assets	(311)	55	256
Increase (decrease) in accounts payable and other liabilities	(555)	342	(15)
Increase in accounts payable - related party	437	348	1,075
Increase (decrease) in security deposits	-	5	(17)
Net cash provided by (used in) operating activities	(96)	1,082	(154)

Cash flows from investing activities:
Improvements to real estate	(69)	(369)	(537)
Proceeds from property sale	22,700	-	-
Payments received on notes receivable	13	14	3
Advances to related party	(348)	(391)	-
Investments in and advances to non-consolidated entities	-	(913)	(73)
Distributions from non-consolidated entities	797	4,654	700
Net cash provided by investing activities	23,093	2,995	93

Cash flows from financing activities:
Proceeds from notes payable	-	-	2,200
Payments on notes payable	(15,607)	(172)	(148)
Proceeds from notes payable - related party	-	-	501
Payments on notes payable - related party	(549)	(5,872)	(1,000)
Loan acquisition costs	(266)	-	(137)
Distributions to Limited Partners	(3,734)	-	-
Net cash provided by (used in) financing activities	(20,156)	(6,044)	1,416

Net increase (decrease) in cash and cash equivalents	2,841	(1,967)	1,355
Cash and cash equivalents, beginning of year	1,203	3,170	1,815
Cash and cash equivalents, end of year	$4,044	$1,203	$3,170

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$702	$1,017	$894

Cash paid during the period for taxes	$20	$23	$91

Supplemental schedule of noncash investing and financing activities:

Reclassification from accounts payable - related party to notes payable - related party	$282	$517	$1,139

Property delivered as settlement of debt	$-	$-	$9,628

Construction fees included in accounts payable	$37	$167	$115

Reclass fom tenant and accounts receivable to notes receivable	$-	$17	$106

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

Our General Partner is a Texas corporation and, prior to February 18, 2015, was a wholly-owned subsidiary of AmREIT, formerly a SEC reporting, Maryland corporation that had a class of securities listed on the NYSE and that had elected to be taxed as a REIT. Effective February 18, 2015, Edens became the parent company of our General Partner when AmREIT merged with and into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens, “Saturn”) with Saturn being the surviving entity after Edens acquired all of the outstanding common stock of AmREIT for $26.55 per share in an all-cash transaction, without interest and less any applicable withholding taxes.

Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of the properties and the reinvestment of net sales proceeds. Our General Partner invested $1,000 in us in exchange for its general partner interest and invested $800,000 in us in exchange for 32 Units. Our General Partner utilizes the services of Edens and its affiliates in performing its duties under our limited partnership agreement. Prior to the AmREIT acquisition, these services were performed by AmREIT and its affiliates.

Our operating period ended on October 31, 2012, and we have entered into our liquidation period. However, an orderly liquidation of all of our properties will likely take years for our General Partner to complete and wind up our operations. Because we have entered into our liquidation period, we will not invest in any new real estate without approval of our limited partners. We do not expect that Edens’ acquisition of AmREIT described above will impact the orderly liquidation of our assets. See further discussion in “Strategic Plan” below.

Economic Conditions and Liquidity

As of December 31, 2014, we have $4.0 million in cash on hand. Our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by recession that began in 2008. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced will continue into the future.

Current strategies and recent transactions that have impacted current and future liquidity include:

•
On October 18, 2014, our 5433 Westheimer joint venture modified its mortgage loan as part of its plans to dispose of the property. See Note 4. Among other things, the modification waived prior non-compliance with its debt covenants through October 18, 2014, extended the term to October 2017, extended the interest-only payment terms to October 2015, and modified certain operating covenants. The 5433 Westheimer joint venture does not have adequate cash to fund costs needed to prepare the property for sale, and we expect that it will look to us for additional liquidity in the near term. We expect to provide the necessary funding in the form of a promissory note with repayment upon disposition of the property. As of December 31, 2014, we have advanced our 5433 Westheimer property $312,000 under this promissory note. Based upon current estimates of fair value, sufficient equity exists in the property post-renovation to recover our advances and any future advances to the joint venture. However, we can provide no assurances that we will be able to do so, or under circumstances and timing that allow us to maximize the value of the property.

F-7

•
On June 25, 2014, we sold our Lantern Lane property to AmREIT for $22.7 million, which resulted in net sales proceeds of approximately $7.4 million after repayment of the mortgage loan secured by the property. We made a distribution of approximately $3.7 million on July 23, 2014 to our Limited Partners, and we retained the balance to fund the anticipated capital activities related to our Casa Linda Shopping Center and our 5433 Westheimer property.

•
On June 6, 2014, we modified our Westside Plaza debt agreement. See Note 5. The modification had the effect of deferring $1.3 million of accrued principal and interest payments until maturity. The modified agreement also contains a provision that may result in forgiveness of all or a portion of our outstanding Note B debt obligation upon a sale or refinancing of the property. As part of the modification agreement, we paid $1.2 million, including a principal reduction and increases to escrow accounts, as well as loan modification and legal fees.

•
During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG IV). As of December 31, 2014, the joint venture had incurred approximately $2.6 million of $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. The property is secured by a $38.0 million mortgage loan that was refinanced in December 2013 with a four-year, non-recourse loan. The new loan contains a provision that would allow for an additional funding of approximately $4.5 million should we elect to acquire an adjacent property. The mortgage loan matures in December 2017. The mortgage loan bears interest at a variable rate; however, in connection with the refinancing, we and MIG IV entered into an interest rate cap agreement that provides for a maximum rate of 3% per annum.

A significant portion of Houston’s and Dallas’ industry is in oil and gas as well as oilfield services. The price of oil in the recent months has declined to five-year lows and it is unknown when or whether oil prices will increase, and if they increase, how much and for what duration. We are unable to predict the impact, if any, that lower oil prices could have on economies in which our properties are located. However, a prolonged period of depressed oil prices could potentially be adverse to these economies, the profitability of our tenants as well as, ultimately, the value of our properties.

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

Strategic Plan

Our operating period ended on October 31, 2012, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Accordingly, our General Partner has begun in good faith to review market sales opportunities, but attractive sales opportunities may not exist in the near term. As such, an orderly liquidation of our assets and wind-down of our operations may take several years for our General Partner to complete. During the liquidation period, we plan to distribute net proceeds generated from property sales to our Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment. We do not expect that Edens’ acquisition of AmREIT described above will impact the orderly liquidation of our assets.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of December 31, 2014, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Gains on Sale of Real Estate

Gains on sales of real estate are not recognized under the full accrual method until certain criteria are met. Gains relating to transactions that do not meet the criteria for full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate under the circumstances.

Receivables and Allowance for Uncollectible Accounts

Tenant and Accounts Receivable, Net - Included in tenant receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries are included in property expense. As of December 31, 2014 and 2013, our allowance for uncollectible accounts related to our tenant receivables was $0.

Accounts Receivable – Related Party - Included in accounts receivable related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their redevelopment needs. These cash advances are due upon demand.

Redevelopment Properties

Expenditures related to the redevelopment of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect redevelopment costs related to buildings under construction. The capitalization of such costs ceases at the earlier of the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land as incurred and expense such costs if and when the acquisition of the property becomes no longer probable.

Acquired Properties and Acquired Intangibles

We account for acquisitions of operating real properties as business acquisitions, as we believe most operating real estate meets the definition of a “business” under GAAP. Accordingly, we allocate the purchase price of each acquired property to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquire above- and below-market leases, the value of in-place leases and customer relationship value, if any. Intangibles related to in-place lease value and above and below-market leases are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below-market leases include fixed-rate renewal periods where we believe the renewal is reasonably assured. Premiums or discounts on debt are amortized to interest expense over the remaining term of such debt. Costs related to acquiring operating properties are expensed as incurred.

Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the lesser of the useful life or the respective lease term for tenant improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring.

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

Our Woodlake Point recorded an impairment of $2.0 million as of December 31, 2014. $600,000 of which, represents our 30% portion and is included in our loss from non-consolidated entities on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 4.

No impairment charges were recognized for the years ended December 31, 2013 and 2012.

Deferred Costs

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. If a lease is terminated early, or a loan is paid in full prior to maturity, the remaining deferred costs will be written off. Accumulated amortization related to loan acquisition costs as of December 31, 2014 and 2013, totaled $269,000 and $90,000, respectively. Accumulated amortization related to leasing costs as of December 31, 2014 and 2013, totaled $191,000 and $93,000, respectively.

Income Taxes

No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners. We are, however, subject to taxation under the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. For the years ended December 31, 2014, 2013 and 2012, we recorded a state income tax benefit of $0, $7,000 and $9,000, respectively.

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

Operating Leases

Our operating leases generally range from two to twenty-five years and generally include one or more five-year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under noncancelable operating leases in existence as of December 31, 2014, is as follows (in thousands):

Minimum
future base
Year	rentals
2015	$869
2016	668
2017	168
2018	110
2019	46
Thereafter	-
$1,861

Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements recognized as revenue totaled $752,000, $1.0 million and $882,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 “Topic 605,” “Revenue from Contracts with Customers” that will supersede the existing revenue recognition guidance under GAAP. The accounting update states that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. It also establishes a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. It is effective for annual reporting periods beginning after December 15, 2016. This standard does not supersede current accounting literature for lease contracts. We are currently evaluating this accounting update and our existing revenue recognition policies for contracts other than our lease contracts with tenants to determine what impact, if any, this new guidance could have on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 “Topic 946,” “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under the update, discontinued operations as defined as either 1) A component of and entity (or group of components) that (i) has been disposed of or meets the criteria to be classified as held-for-sale and (ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or 2) is a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale. The accounting update is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014. Early application is permitted, but only for those disposals that have not been reported in previously issued financial statements. We did not elect to early adopt this update. The results of operations from our Lantern Lane property sold on June 25, 2014 are shown as discontinued operations in all periods presented. See Note 3.

Subsequent Events

On February 18, 2015, all of the outstanding common stock of AmREIT was acquired by Edens. See Note 1.

We identified no additional subsequent events as of the date of this filing that materially impacted our consolidated financial statements.

3.	REAL ESTATE DISPOSITIONS AND DISCONTINUED OPERATIONS

Olmos Creek - Our Olmos Creek mortgage of $11.2 million matured unpaid on November 1, 2011. We entered into a settlement agreement with the new owner of the mortgage and delivered the property to the new owner on February 6, 2012, in exchange for a release of the obligations under the Olmos Creek mortgage. The settlement of the debt resulted in a gain on debt extinguishment of approximately $1.5 million as reported in income (loss) from discontinued operations on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012.

Lantern Lane - On June 25, 2014, we sold our Lantern Lane property to AmREIT for $22.7 million, which generated net sales proceeds of approximately $7.4 million, net of closing costs and the repayment of the mortgage loan secured by the property. We have presented the operating results of this property as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented. A summary of our discontinued operations for the periods presented is detailed below (amounts in thousands):

	For the year ended December 31,
	2014	2013	2012
Revenues:
Rental income from operating leases	$1,122	$2,229	$2,012
Total revenues	1,122	2,229	2,012
Expenses:
General and administrative	25	44	17
Property expense	336	635	694
Property management fees - related	43	80	71
Legal and professional	7	9	100
Depreciation and amortization	315	660	778
Total operating expenses	726	1,428	1,660
Operating income (loss)	396	801	352
Other income (expense):
Interest and other income	-	3	35
Interest expense	(232)	(526)	(708)
Total other expense	(232)	(523)	(673)
Income (loss) from real estate	164	278	(321)
Gain on debt extinguishment	-	-	1,533
Gain on sale of real estate	6,781	-	-
Income from discontinued operations	$6,945	$278	$1,212

4.	INVESTMENTS IN NON-CONSOLIDATED ENTITIES

As of December 31, 2014, we have investments in four entities, 5433 Westheimer, Casa Linda, Woodlake Pointe, and PTC/BSQ Holding Company LLC, through which we owned an interest in six properties that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our Consolidated Balance Sheets are as follows (in thousands):

Investment	Ownership	2014	2013
PTC/BSQ	20%	$7,444	$7,960
Casa Linda	50%	2,875	3,104
Woodlake Pointe	30%	2,303	3,014
5433 Westheimer	57.5%	2,369	2,726
Woodlake Square	3%	-	21
Total		$14,991	$16,825

PTC/BSQ - We own a 20% interest in PTC/BSQ Holding Company LLC, which owns three multi-tenant retail properties located in Plano, Texas with a combined GLA of 442,072 square feet. The remaining 80% is owned by an unaffiliated third party. We initiated a redevelopment in January 2012 which was substantially completed in the fourth quarter of 2013. As of December 31, 2014, approximately $11.6 million in redevelopment costs have been incurred out of a total expected cost of $12.4 million, including tenant improvements and leasing costs. Our PTC/BSQ joint venture refinanced its debt on June 28, 2013, increasing the total debt from $44.4 million to $54.0 million with an additional $4.5 million available for future capital improvements. The loan has a three-year maturity with two one-year extension options. During 2013, we received a distribution from our PTC/BSQ joint venture in the amount of $1.9 million and used the proceeds to repaid approximately $1.4 million of notes payable-related party.

PTC/BSQ Holding Company LLC has an interest rate swap with a notional amount of $54.0 million, effectively fixing the interest rate on this debt at 2.51% in order to manage the volatility inherent in a variable-rate mortgage. The interest rate swap was designated as a hedge for financial reporting purposes. Changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income. For the year ended December 31, 2014, our portion of the increase in fair value totaled $20,000. For the year ended 2013, our portion of the decrease in fair value totaled $55,000 and is recorded as “equity portion of change in fair value of derivative held by non-consolidated entity” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a 324,569 square foot retail shopping center located in Dallas, Texas. The remaining 50% is owned by MIG IV, an affiliate of our General Partner. The property was purchased from an unaffiliated third-party. Albertson’s is the largest tenant, occupying 59,561 square feet with a lease scheduled to expire in July 2016. Additional tenants include Petco, Starbucks, Wells Fargo, Chili’s, Pei Wei, Just Fitness 4 U and Supercuts. The property was originally built between 1946 and 1949.

During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG IV). As of December 31, 2014, the joint venture had incurred approximately $2.6 million of the $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. The property is secured by a $38.0 million mortgage loan that was refinanced in December 2013 with a four-year, non-recourse loan. The new loan contains a provision that would allow for an additional funding of approximately $4.5 million should the joint venture elect to acquire an adjacent property. The mortgage loan matures in December 2017. The mortgage loan bears interest at a variable rate; however, in connection with the refinancing, we and MIG IV entered into an interest rate cap agreement that provides for a maximum rate of 3% per annum. The interest rate cap was not designated as a hedge for financial reporting purposes, and our portion of the change in fair value is recognized in income (loss) from non-consolidated entities. For the years ended December 31, 2014 and 2013, our portion of the change in fair value was a $51,000 decrease and an $11,000 increase, respectively, and is included in loss from non-consolidated entities on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

This property is under redevelopment, however, we have experienced challenges in executing a long term lease with a tenant to redevelop the property. While we continue to pursue redevelopment opportunities that will optimize the property’s value, we can provide no assurance that such opportunities will result in a recovery of the property’s book value, or that, if executed, such opportunities would provide an increase in value that would warrant the additional investment, risk and hold period. Accordingly, we reviewed this property for impairment as of December 31, 2014. The property was appraised at approximately $8.2 million. In arriving at our fair value estimate we considered numerous factors. We estimated fair value utilizing both comparable sales information of similar properties assuming a “sell as is” scenario and a discounted cash flow model assuming that the property entered into a long term lease and redeveloped the property. The fair value determined under each of these scenarios was approximately $8.2 million. Accordingly, we recorded an impairment at the property of $2.0 million as of December 31, 2014. $600,000 of which, represents our 30% portion and is included in our loss from non-consolidated entities on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

5433 Westheimer – We own a 57.5% interest in 5433 Westheimer, LP, which owns an office building with 133,881 square feet of GLA and formerly owned a 152-room hotel in Houston, Texas. The remaining 42.5% is owned by a third party, joint venture partner. The property is accounted for under the equity method of accounting as we and our joint venture partner share equally in decision-making rights. We completed an initial redevelopment of the office building and construction of a 152-room hotel in October 2009 at a total cost of approximately $31.7 million, and we mortgaged our interest in this property with a $32.9 million, three-year variable-rate loan with a third party lender. The debt matured unpaid on December 31, 2011. On April 10, 2012, 5433 Westheimer, LP sold the 152-room hotel for $28.7 million, and the net proceeds received were used to pay down the existing loan balance to $3.8 million. 5433 Westheimer, LP continues to own and operate the office building.

On October 19, 2012, 5433 Westheimer, LP refinanced this debt with a five-year term loan in the amount of $8.7 million, which includes amounts to be funded in the form of construction draws for the redevelopment of the property. We and our joint venture partner are joint and several guarantors of 25% of this debt. On October 18, 2014, our 5433 Westheimer joint venture modified its mortgage loan. Among other things, the modification waived prior non-compliance with its debt covenants through October 18, 2014, modified ongoing debt service operating covenants, extended the term to October 2017 and extended the interest-only payment terms to October 2015. As of December 31, 2014, this loan had an outstanding balance of $8.2 million. While we serve as guarantor on this debt, we do not believe that we would be required to perform under the guarantee as we believe the fair value of the property exceeds the amount of the loan.

We and our joint venture partner initiated a redevelopment plan, primarily in the form of building and site improvements, which was completed as we made the property ready for sale. Redevelopment costs totaled approximately $6.6 million as of December 31, 2014, out of a total expected cost of approximately $8.2 million (including lease-up costs). We and our joint venture partner believe that recent market improvements have made disposition of this property attractive and have begun to market the property for sale.

During 2014, 5433 Westheimer did not have adequate cash to fund the renovation costs needed to ready the property for sale or pay its property taxes due in January 2015. Additionally, the property owed ARIC and us approximately $400,000 in deferred asset management fees and margin taxes. As such, we and the joint venture entered into an advancing promissory note with 10% interest to fund up to approximately $1.5 million to:

•	complete the renovations to ready the property for sale,
•	fund property taxes due in January 2015,
•	roll in the accounts payable owed to ARIC and us, and
•	fund remaining working capital needs until the property is sold.

As of December 31, 2014, we have advanced our 5433 Westheimer property $312,000 under this promissory note. The promissory note will be due upon sale of the property.

Based upon estimates of fair value, sufficient equity exists in the property post-renovation to recover our current investment and any current and future loans to the joint venture. However, we can provide no assurances that we will be able to do so, or under circumstances and timing that allow us to maximize the value of the property; thus, all or a portion of our investment of $2.4 million is subject to risk.

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

We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities (at 100%) is summarized as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012 as follows:

	As of December 31,
Combined balance sheets (in thousands)	2014	2013
Assets
Property, net	$145,653	$148,774
Cash	5,605	4,806
Other assets	9,806	10,726
Total assets	$161,064	$164,306

Liabilities and partners’ capital
Notes payable	$102,524	$100,286
Other liabilities	9,102	8,441
Partners’ capital	49,438	55,579
Total liabilities and partners’ capital	$161,064	$164,306

MIG III share of net assets	$14,991	$16,825

	For the year ended December 31,
Combined statements of operations (in thousands)	2014	2013	2012

Revenues
Total revenues	$17,023	$15,996	$15,270

Expenses
Depreciation and amortization	6,383	6,004	5,788
Interest	3,847	4,241	4,250
Other	9,200	4,891	7,475
Total expenses	$19,430	$15,136	$17,513

Net income (loss)	$(2,407)	$860	$(2,243)

MIG III share of net income (loss)	$(1,094)	$(295)	$(1,325)

5.	NOTES PAYABLE

Our outstanding debt due to unrelated, third parties as of December 31, 2014 and 2013, was as follows (in thousands):

Notes payable	2014	2013
Lantern Lane	$-	$15,000
Westside Plaza	8,980	9,587
Total	$8,980	$24,587

During June 2014, the Lantern Lane note payable was repaid in connection with the sale of the property. See Note 3.

The Westside Plaza mortgage loan is secured by our real estate property. As of December 31, 2014, its interest rate was 5.62%, and matures in July 2015. On June 6, 2014, we modified the Westside Plaza debt. We made a payment of approximately $1.2 million, which included a $424,000 principal reduction on the Note A balance, a $357,000 payment of principal and interest that was two months in arrears, a $100,000 loan modification fee, $166,000 of escrows related to property taxes, insurance, and anticipated future leasing costs escrow accounts, and $166,000 in other closing and legal fees.

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

As of December 31, 2014, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled payments by year	Principal	Loan maturities	Total payments
2015	$-	$8,980	$8,980
Total	$-	$8,980	$8,980

Notes Payable – Related Party – As of December 31, 2014 and 2013, our notes payable – related party were $0 and $267,000, respectively.

6.	FAIR VALUE MEASUREMENTS

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

The fair value of Note A was approximately $8.5 million and classified in Level 2 of the fair value hierarchy as of December 31, 2014. As described in Note 5, Note B does not accrue interest and its payment is dependent upon the occurrence and amount of a capital event. Accordingly, we determined the fair value of Note B to be approximately $590,000, using internal estimates of potential proceeds in the event we were to sell the underlying property in the current market. Because the estimates used to determine fair value are not readily observable, we have classified the fair value of Note B in Level 3 of the fair value hierarchy as of December 31, 2014. As of December 31, 2013, we estimated the fair value of our notes payable was $25.0 million and classified in Level 2 of the fair value hierarchy.

7.	CONCENTRATIONS

As of December 31, 2014, Westside Plaza was our sole consolidated property which comprised greater than 10% of our consolidated total assets. As of December 31, 2013, Westside Plaza and Lantern Lane each comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, both properties are located in the Houston metropolitan area. These Houston properties represent 100% of our rental income for the years ended December 31, 2014, 2013 and 2012. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base rents generated by our top five tenants during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the year ended December 31,
Tenant	2014	2013	2012
Trend Mall	$381	$379	$379
Fadis Mediterranean Delight	141	141	142
Potbelly Sandwich Works	122	122	122
Cricket Communications	76	76	65
Bless Beauty	64	64	41
Totals	$784	$782	$749

8.	PARTNERS’ CAPITAL

Distributions - We made a distribution of approximately $3.7 million to our Limited Partners related to the sale of our Lantern Lane property on July 23, 2014. Otherwise, we have suspended all distribution payments and do not anticipate reinstating distributions until we have stabilized our properties and we generate liquidity that could allow us to re-commence distributions. Once we re-commence distributions, net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

We have no employees or offices. Additionally, certain of our affiliates receive fees and compensation during the operating stage of the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of general and administrative costs. The following table summarizes the amount of such compensation incurred by us during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the year ended December 31,
Service description & compensation	2014	2013	2012
Asset management fees	$355	$235	$235
Interest expense - related party	5	103	332
Property management fees(1)	95	128	118
Leasing costs	4	44	187
Administrative costs reimbursements	380	380	390
	$839	$890	$1,262

(1)	Amounts include discontinued operations.

In addition to the above fees incurred by us, the non-consolidated entities in which we have investments pay property management and leasing fees to one of our affiliated entities. During the years ended December 31, 2014, 2013 and 2012, such fees totaled $1.1 million, $1.2 million, and $1.4 million, respectively (see Note 4).

On June 25, 2014, we sold our Lantern Lane property to AmREIT (see Note 3).

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

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2014

	Initial Cost			Total Cost
Cost Capitalized
Property	Building and		Subsequent to	Building and			Accumulated	Date
Description	Improvements	Land	Acquisition	Improvements	Land	Total	Depreciation	Acquired	Encumbrances
Westside Plaza	$8,631,610	$4,750,000	$1,424,503	$10,046,510	$4,759,603	$14,806,113	$(2,786,757)	9/30/2005	$8,980,273

Activity within real estate and accumulated depreciation during the three years ended December 31, 2014, 2013 and 2012 is as follows:

		Accumulated
	Cost	Depreciation
Balance at December 31, 2011	$44,738,309	$6,977,583
Acquisitions / additions	516,632	-
Disposals	(11,465,558)	(2,176,682)
Depreciation expense	-	931,539
Balance at December 31, 2012	$33,789,383	$5,732,440
Acquisitions / additions	311,911	-
Depreciation expense	-	879,244
Balance at December 31, 2013	$34,101,294	$6,611,684
Acquisitions / additions	54,952	-
Disposals	(19,350,133)	(4,420,236)
Depreciation expense	-	595,309
Balance at December 31, 2014	$14,806,113	$2,786,757

S-1