Form 10-Q
period 2015-03-31
AmREIT Monthly Income & Growth Fund III Ltd
filed 2015-05-15
CIK 1330466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As further defined below, “AmREIT” and its wholly-owned subsidiaries “ARIC” and AmREIT Monthly Income & Growth III Corporation (our General Partner) were acquired by Edens on February 18, 2015 in an all-cash transaction whereby AmREIT and its wholly-owned subsidiaries were merged into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens) with Saturn Subsidiary, LLC as the surviving entity. Subsequent to the acquisition, all of the functions formerly performed by AmREIT and its designated affiliates are performed on our behalf by Edens, Saturn Subsidiary, LLC or one of its designated affiliates, including that of our General Partner. References herein to “AmREIT” (including its wholly-owned subsidiaries), “ARIC” or AmREIT Monthly Income & Growth III Corporation refer to the period prior to the acquisition. References herein to “Edens” (including Saturn Subsidiary, LLC or one of its designated affiliates) refer to periods after the acquisition.

ABBREVIATION	DEFINITION

AmREIT
AmREIT, Inc., formerly a Maryland corporation that, prior to February 18, 2015, was a SEC reporting corporation that had a class of securities listed on the NYSE and that had elected to be taxed as a REIT. From January 1, 2015 through February 18, 2015, AmREIT was the owner of our General Partner. On February 18, 2015, all of AmREIT’s common stock was acquired by Edens in the AmREIT Acquisition when AmREIT and its wholly-owned subsidiaries were merged with and into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens, “Saturn”) with Saturn being the surviving entity. Upon the acquisition of all of the outstanding common stock of AmREIT, Edens became the parent company of our General Partner.

AmREIT Acquisition
The purchase of all of AmREIT’s common stock for $26.55 per share in an all-cash transaction by Edens on February 18, 2015. Upon the acquisition of all of the outstanding common stock of AmREIT, Edens became the parent company of our General Partner. Effective February 18, 2015, all of the functions formerly performed by AmREIT and its wholly-owned subsidiaries are now performed by Edens or one of its designated subsidiaries, including those of our General Partner.

Annual Report	Annual report on Form 10-K filed with the SEC for the year ended December 31, 2014.

AOCI	Accumulated Other Comprehensive Income (Loss).

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of Edens.

ASU	Accounting Standards Update.

Edens	Edens Investment Trust, which acquired all of AmREIT’s common stock in an all-cash transaction on February 18, 2015. Effective February 18, 2015, Edens is the parent company of our General Partner.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

GAAP	U.S. generally accepted accounting principles.

General Partner
AmREIT Monthly Income & Growth III Corporation. From January 1, 2015 through February 18, 2015, our General Partner was a wholly-owned subsidiary of AmREIT, Inc. On February 18, 2015, all of AmREIT’s common stock was acquired by Edens in an all cash transaction.  Subsequent to this acquisition, Edens, is the parent company of our General Partner.

ii

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

Partners	Collectively our General Partner and Limited Partners.

PTC/BSQ	PTC/BSQ Holding Company LLC.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC as of and for the three months ended March 31, 2015.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

iii

PART I – FINANCIAL INFORMATION

 ITEM 1.         FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for Unit data)

	March 31,	December 31,
	2015	2014
	(unaudited)

ASSETS
Real estate investments at cost:
Land	$—	$4,760
Buildings	—	9,723
Tenant improvements	—	323
	—	14,806
Less accumulated depreciation and amortization	—	(2,787)
	—	12,019

Real estate investments held for sale, net	10,752	—

Investment in non-consolidated entities	14,797	14,991
Net real estate investments	25,549	27,010

Cash and cash equivalents	3,491	4,044
Tenant and account receivables, net	194	222
Accounts receivable - related party	284	262
Notes receivable	14	93
Notes receivable - related party	1,093	312
Deferred costs, net	130	208
Other assets	373	420
TOTAL ASSETS	$31,128	$32,571

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable held for sale	$8,980	$—
Notes payable	—	8,980
Accounts payable and other liabilities	478	649
Accounts payable - related party	680	215
Security deposits	68	68
TOTAL LIABILITIES	10,206	9,912

Partners’ capital:
General partner	—	—
Limited partners, 2,833 Units outstanding at March 31, 2015 and December 31, 2014	20,922	22,659
TOTAL PARTNERS’ CAPITAL	20,922	22,659

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$31,128	$32,571

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except for per Unit data)
(unaudited)

	For the three months ended March 31,
	2015	2014

Income (loss) from non-consolidated entities	$(177)	$(76)

Expenses:
General and administrative	6	19
General and administrative - related party	78	87
Asset management fees - related party	89	89
Legal and professional	63	73
Total operating expenses	236	268

Operating income (loss)	(413)	(344)

Other income (expense):
Interest income - related party	22	—
Interest and other income	2	—
Interest expense	—	(3)
Total other income (expense), net	24	(3)

Income (loss) from continuing operations	$(389)	$(347)

Income (loss) from discontinued operations	(1,346)	55

Net income (loss) attributable to partners	$(1,735)	$(292)

Loss from continuing operations per Unit	$(137.31)	$(122.48)
Loss from discontinued operations per Unit	(475.11)	19.41
Net income (loss) per Unit	$(612.42)	$(103.07)

Weighted average Units outstanding	2,833	2,833

Net income (loss) attributable to partners	$(1,735)	$(292)

Equity portion of change in fair value of derivative held by non-consolidated entity	(2)	1

Net comprehensive income (loss)	$(1,737)	$(291)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	AOCI of non-consolidated investment	Total

Balance at December 31, 2014	$—	$22,694	$(35)	$22,659

Net income (loss) attributable to partners(1)	—	(1,735)	—	(1,735)
Equity portion of change in fair value of derivative held by non-consolidated entity	—	—	(2)	(2)

Balance at March 31, 2015	$—	$20,959	$(37)	$20,922

(1)
The allocation of net loss includes a curative allocation to increase the General Partner capital account by $17 for the three months ended March 31, 2015.  The cumulative curative allocation since inception of the Partnership is $371.  The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,735)	$(292)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in losses from non-consolidated entities	177	76
Impairment	1,268	—
Depreciation and amortization	156	250
(Increase) decrease in tenant and accounts receivables	28	(32)
Decrease (increase) in accounts receivable - related party	(22)	—
Decrease (increase) in other assets	47	7
Increase (decrease) in accounts payable and other liabilities	(171)	(281)
Increase (decrease) in accounts payable - related party	114	183
Net cash provided by (used in) operating activities	(138)	(89)

Cash flows from investing activities:
Improvements to real estate	(1)	(12)
Payments received on notes receivable	1	3
Advances for notes receivable - related parties	(440)	—
Repayments from related party	75	400
Investments in and advances to non-consolidated entities	(125)	(55)
Distributions from non-consolidated entities	75	490
Net cash provided by (used in) investing activities	(415)	826

Cash flows from financing activities:
Payments on notes payable	—	(82)
Net cash provided by (used in) financing activities	—	(82)

Net increase (decrease) in cash and cash equivalents	(553)	655
Cash and cash equivalents, beginning of period	4,044	1,203
Cash and cash equivalents, end of period	$3,491	$1,858

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$117	$244
Cash paid during the period for taxes	$—	$—

Supplemental schedule of noncash investing and financing activities:
Classification from real estate investments to real estate held for sale	$10,752	$—

Classification from notes payable to notes payable held for sale	$8,980	$—

Reclassification of notes receivable - related party and accounts payable - related party	$341	$—

Reclassification from accounts payable - related party to notes payable - related party	$—	$162

Construction fees included in accounts payable	$10	$18

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

General

We are a Texas limited partnership formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a Texas corporation and, prior to February 18, 2015, was a wholly-owned subsidiary of AmREIT. Effective February 18, 2015, Edens became the parent company of our General Partner in connection with the AmREIT Acquisition when AmREIT merged with and into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens, “Saturn”), with Saturn being the surviving entity, after Edens acquired all of the outstanding common stock of AmREIT in an all-cash transaction.

As of March 31, 2015, our investments included one wholly-owned property comprised of approximately 43,000 square feet of GLA and six properties in which we own a non-controlling interest through four joint ventures comprising approximately 992,000 square feet of GLA. All of our properties are located in highly populated, suburban communities in Texas. On April 10, 2015, we sold our Westside Plaza property (see Note 3), and we no longer own any consolidated properties.

Strategic Plan

Our operating period ended on October 31, 2012, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Our General Partner is reviewing market sales opportunities in good faith, but attractive sales opportunities may not exist in the near term. While we believe an orderly liquidation of our assets will be completed within the next 24 months, successful wind-down of our operations may take longer for our General Partner to complete. During the liquidation period, we plan to distribute net proceeds generated from property sales to our Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment. We do not expect that the AmREIT Acquisition will impact the orderly liquidation of our assets.

Economic Conditions and Liquidity

As of March 31, 2015, we have $3.5 million in cash on hand. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by the recent, severe recession. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced will continue through 2015 and into the future.

A significant portion of Houston’s and Dallas’ industry is in oil and gas as well as oilfield services. The price of oil in the recent months has declined to five-year lows and it is unknown when or whether oil prices will increase, and if they increase, how much and for what duration. We are unable to predict the impact, if any, that lower oil prices could have on economies in which our properties are located. However, a prolonged period of depressed oil prices could potentially be adverse to these economies and the profitability of our tenants, as well as, ultimately, the value of our properties.

Current strategies and recent transactions that have impacted current and future liquidity include:

•
We and our joint venture partner of the 5433 Westheimer property are marketing this property for sale. Our 5433 Westheimer joint venture is unable to generate sufficient liquidity to fund the expenditures needed to complete its renovation and prepare the property for sale on its own. We have provided additional, short-term liquidity in the form of a promissory note up to a maximum of $1.5 million with repayment upon disposition of the property. As of March 31, 2015, we have advanced $1.1 million under this promissory note. Based upon current estimates of fair value, sufficient equity exists in the property post-renovation to recover our advances under this note.

5

•
On April 8, 2015, we signed a purchase / sales agreement with a third party to sell our Westside Plaza property for $11.0 million in an all-cash transaction. On April 10, 2015, we closed on the sale. We have classified the property as real estate investments held for sale at March 31, 2015. In addition, we evaluated Westside Plaza for impairment as of March 31, 2015 and recorded an impairment of $1.3 million which represented the amount that the carrying value of the property exceeded the net sales proceeds received. See Notes 3 and 6. With the sale of Westside Plaza, we no longer own any consolidated properties.

Future liquidity sources will include cash on hand, distributions from our joint venture properties and sales proceeds from the sales of our real estate investments. Our continuing short-term and long-term liquidity requirements will include, but will not be limited to, corporate and administrative expenses of the Partnership, funding our proportionate share of renovations, expansions, and other significant capital expenditures for our existing joint venture properties to the extent they are unable to fund such expenditures on their own (such as our 5433 Westheimer property) and, ultimately, distributions to our Limited Partners upon sale of our real estate investments. Although no assurance can be given, we believe that we have sufficient liquidity to complete our orderly liquidation in accordance with our strategic plan.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of March 31, 2015, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included in this Quarterly Report have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K as of and for the year ended December 31, 2014.

Because liquidation was not imminent as of March 31, 2015, the financial statements are presented assuming we continue as a going concern.

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

Reclassifications

Certain reclassifications have been made to our consolidated statements of operations and comprehensive income (loss) for the three months dated March 31, 2014 to conform to current period presentation. The items had no impact on previously reported net income (loss), our Consolidated Balance Sheet, or Consolidated Statement of Cash Flows. See Note 3 for a discussion of our presentation of discontinued operations.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

Investments in and income (loss) from nonconsolidated investments

Our investments in non-consolidated entities are accounted for under the equity method because we exercise significant influence over such entities. We record our percentage interest in the earnings and losses of these entities in our statement of operations on a net basis as prescribed under GAAP. See Note 4 for further disclosure related to our investments in non-consolidated entities. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest.

Real Estate Held for Sale, net

Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of March 31, 2015, our Westside Plaza property was classified as real estate held for sale and was subsequently sold on April 10, 2015. No properties were classified as held for sale as of December 31, 2014.

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

Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the lesser of the useful life or the respective lease term for tenant improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring. As of March 31, 2015, we ceased depreciating our Westside Plaza property as it met the criteria as real estate held for sale.

Impairment

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. We evaluated Westside Plaza for impairment as of March 31, 2015 based upon its sale on April 10, 2015, and we recorded an impairment of $1.3 million representing the amount the carrying value of the property at March 31, 2015 exceeded the net sales proceeds received. See Note 6. No impairment charges were recognized for the three months ended March 31, 2014; however, our Woodlake Pointe joint venture recorded an impairment of $2.0 million during the fourth quarter of 2014; $600,000 of which, represents our 30% portion. See Note 4.

New Accounting Pronouncements

On February 18, 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This update changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. We are currently evaluating this accounting update to determine what impact, if any, this new guidance could have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers” that will supersede the existing revenue recognition guidance under GAAP. The accounting update states that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. It also establishes a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. It is effective for annual reporting periods beginning after December 15, 2016. This standard does not supersede current accounting literature for lease contracts. We are currently evaluating this accounting update and our existing revenue recognition policies for contracts, other than our lease contracts with tenants, to determine what impact, if any, this new guidance could have on our consolidated financial statements.

Subsequent Events

On April 10, 2015, we sold our Westside Plaza property for $11.0 million. See Note 3.

We did not identify any additional subsequent events as of the date of this filing that materially impacted our consolidated financial statements.

3.	ASSET DISPOSITIONS AND DISCONTINUED OPERATIONS

Effective January 1, 2015 we adopted ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“the ASU”). The ASU is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014. Under the ASU, discontinued operations are defined as either:

1) a component of an entity (or group of components) that
(i) has been disposed of or meets the criteria to be classified as held-for-sale and
(ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or
2) a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale.

On April 8, 2015, we signed a purchase / sales agreement with a third party to sell our Westside Plaza property for $11.0 million in an all-cash transaction, and on April 10, 2015, we closed on the sale. We have classified our Westside Plaza property as real estate held for sale at March 31, 2015. The ASU notes that a strategic shift could include a disposal of a major geographical area, a major line of business, a major equity investment, or other major parts of an entity. We believe that the results of operations from our Westside Plaza property constitute “a major part” of our operations. Accordingly, we have classified the results of operations of our Westside Plaza property as discontinued operations.

On June 25, 2014, we sold our Lantern Lane property to AmREIT for $22.7 million, which generated net sales proceeds of approximately $7.4 million, net of closing costs and the repayment of the mortgage loan secured by the property. We have presented the operating results of this property as discontinued operations.

A summary of our discontinued operations for the periods presented is detailed below. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior period operating activity related to such properties has been reclassified as discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented (amounts in thousands):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014

	Lantern Lane	Westside Plaza	Total	Lantern Lane	Westside Plaza	Total
Revenues:
Rental income from operating leases	$—	$321	$321	$586	$303	$889
Total revenues	—	321	321	586	303	889

Expenses:
General and administrative	2	3	5	6	—	6
Property expense	—	104	104	168	95	263
Property management fees- related party	—	13	13	24	13	37
Legal and professional	—	2	2	—	8	8
Depreciation and amortization	—	88	88	155	87	242
Impairment	—	1,268	1,268	—	—	—
Total operating expenses	2	1,478	1,480	353	203	556
Operating income (loss)	(2)	(1,157)	(1,159)	233	100	333

Other income (expense):
Interest expense	—	(187)	(187)	(122)	(156)	(278)
Total other income (expense), net	—	(187)	(187)	(122)	(156)	(278)

Income (loss) from discontinued operations	$(2)	$(1,344)	$(1,346)	$111	$(56)	$55

4.	INVESTMENTS IN NON-CONSOLIDATED ENTITIES

As of March 31, 2015, we have investments in four entities: PTC/BSQ Holding Company LLC, Casa Linda, Woodlake Pointe, and 5433 Westheimer, through which we owned an interest in six properties that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheets are as follows ($ in thousands):

Investment	Ownership	March 31, 2015	December 31, 2014
PTC/BSQ	20%	$7,468	$7,444
Casa Linda	50%	2,768	2,875
Woodlake Pointe	30%	2,326	2,303
5433 Westheimer	57.5%	2,235	2,369
Total		$14,797	$14,991

PTC/BSQ - We own a 20% interest in PTC/BSQ Holding Company LLC, which owns three multi-tenant retail properties located in Plano, Texas with a combined GLA of 452,709 square feet. The remaining 80% is owned by an unaffiliated third party. Our PTC/BSQ joint venture is secured by a $54.0 million mortgage loan with an additional $4.5 million available for future capital improvements. The loan is scheduled to mature in June 2016; however, the loan contains two, one-year extension options. PTC/BSQ Holding Company LLC has an interest rate swap with a notional amount of $54.0 million, effectively fixing the interest rate on this debt at 2.51% in order to manage the volatility inherent in a variable-rate mortgage. The interest rate swap was designated as a hedge for financial reporting purposes. Changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income. For the three months ended March 31, 2015, our portion of the fair value increase of the liability totaled $2,000 and is recorded as “equity portion of change in fair value of derivative held by non-consolidated entity” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a 324,569 square foot retail shopping center located in Dallas, Texas. The remaining 50% is owned by MIG IV, an affiliate of our General Partner. Albertson’s is the largest tenant, occupying 59,561 square feet with a lease scheduled to expire in July 2016.

During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG IV). As of March 31, 2015, the joint venture had substantially completed the lease-up strategy and incurred approximately $2.6 million of $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. We continue to evaluate the need for additional capital improvements at this property; however, none are planned in the near-term. The property is secured by a $38.0 million non-recourse, mortgage loan that matures in December 2017. Additionally, the loan contains a provision that would allow for an additional funding of approximately $4.5 million should the joint venture elect to acquire an adjacent property. The mortgage loan bears interest at a variable rate; however, we and MIG IV entered into an interest rate cap agreement that provides for a maximum rate of 3% per annum. The interest rate cap was not designated as a hedge for financial reporting purposes, and our portion of the change in fair value is recognized in income (loss) from non-consolidated entities. For the three months ended March 31, 2015 and 2014, our portion of the decrease in fair value totaled $7,000 and $16,000, respectively, and is included in loss from non-consolidated entities on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Woodlake Pointe - We own a 30% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined GLA of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entities, MIG IV (60%) and ARIC (10%).

We continue to pursue redevelopment opportunities that will optimize this property’s value; however, we can provide no assurance that such opportunities will result in a recovery of the property’s book value, or that, if executed, such opportunities would provide an increase in value that would warrant the additional investment, risk and hold period. We and our joint venture partners impaired this property as of December 31, 2014 by $2.0 million. In arriving at our fair value estimate we utilized both comparable sales information of similar properties assuming a “sell as is” scenario and a discounted cash flow model assuming that the property entered into a long term lease and redeveloped the property. The fair value determined under each of these scenarios was approximately $8.2 million. Accordingly, the joint venture recorded an impairment at the property of $2.0 million during the fourth quarter of 2014; $600,000 of which, represents our 30% portion and is included in investment balance.

5433 Westheimer – We own a 57.5% interest in 5433 Westheimer, LP, which owns an office building with 132,427 square feet of GLA in Houston, Texas. The remaining 42.5% is owned by a third party, joint venture partner. The property is accounted for under the equity method of accounting as we and our joint venture partner share equally in decision-making rights. The property is secured with a five-year term loan in the amount of $8.7 million, including construction draws for the redevelopment of the property. As of March 31, 2015, this loan had an outstanding balance of $8.2 million. On October 18, 2014, our 5433 Westheimer joint venture modified its mortgage loan. Among other things, the modification waived prior non-compliance with its debt covenants through October 18, 2014, modified ongoing debt service operating covenants, extended the term to October 2017 and extended the interest-only payment terms to October 2015. While we serve as guarantor on this debt, we do not believe that we would be required to perform under the guarantee as the estimated fair value of the property exceeds the amount of the loan.

We and our joint venture partner initiated a redevelopment plan, primarily in the form of building and site improvements. Additionally, we and our joint venture partner are marketing the property for sale. As of March 31, 2015, approximately $6.7 million in redevelopment costs have been incurred out of a total expected cost of approximately $8.2 million (including lease-up costs). 5433 Westheimer has not had sufficient liquidity to fund the redevelopment costs needed to ready the property for sale solely from its own cash flows. Additionally, the property owed ARIC and us approximately $400,000 in deferred asset management fees and margin taxes. As such, we and the joint venture entered into an advancing promissory note with 10% interest to fund up to approximately $1.5 million to:

•	complete the renovations to ready the property for sale,
•	roll in the accounts payable owed to ARIC and us, and
•	fund remaining working capital needs until the property is sold.

As of March 31, 2015, we have advanced our 5433 Westheimer property $1.1 million under this promissory note. The promissory note will be due upon sale of the property. Based upon estimates of fair value, sufficient equity exists in the property post-renovation to recover our current investment and any current and future loans to the joint venture. However, we can provide no assurances that we will be able to do so, or under circumstances and timing that allow us to maximize the value of the property; thus, all or a portion of our investment of $2.2 million is subject to risk.

Combined condensed financial information for our non-consolidated entities, at 100%, is summarized for the three months ended March 31, 2015 and 2014, as follows (amounts in thousands):

	Three months ended March 31,
	2015	2014

Revenue	$4,240	$4,427
Depreciation and amortization	1,574	1,634
Interest expense	994	967
Net income (loss)	(253)	(49)

5.	NOTES PAYABLE HELD FOR SALE AND NOTES PAYABLE

Our outstanding consolidated debt to third party lenders as of March 31, 2015 and December 31, 2014 was as follows (amounts in thousands):

	March 31,	December 31,
Notes payable held for sale and notes payable	2015	2014
Westside Plaza	8,980	8,980
Total	$8,980	$8,980

The Westside Plaza mortgage loan is secured by our real estate property and was scheduled to mature in July 2015. Because this loan was to be repaid with the sale of our Westside Plaza property, we have classified the mortgage loan as held for sale on our Consolidated Balance Sheet as of March 31, 2015. Note A payments were interest-only at 5.62% and Note B payments were deferred with no interest due until the debt was refinanced or the property was sold (a “capital event”). Upon the occurrence of a capital event, we and the lender share evenly in any excess proceeds until Note B principal is repaid, after which, we receive all remaining proceeds. On April 10, 2015, we repaid all amounts outstanding under the Westside Plaza mortgage loan with the proceeds from the property sale. Upon repayment of the loan, which was during the second quarter of 2015, we recorded a loss on debt extinguishment of $68,000 related to the write-off of unamortized debt financing costs which are included in deferred costs, net on our Consolidated Balance Sheet as of March 31, 2015.

We also serve as joint and several guarantors of up to 25% of the $8.2 million mortgage loan held by our 5433 Westheimer joint venture, of which we own 57.5%. The debt matures in 2017. See Note 4. While we serve as guarantor on this debt, we do not believe that we would be required to perform under the guarantee as the estimated fair value of the property exceeds the amount of the loan, and therefore we believe that our potential exposure is limited to our investment balance.

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

Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes receivable, notes payable, notes payable – related party, accounts payable – related party, and accounts payable and other liabilities. The carrying values of all of these financial instruments are representative of the fair values due to the short-term nature of these instruments. In determining the fair value of our debt, we believe that the book value approximates the fair value as this debt was fully repaid on April 10, 2015.

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

As of March 31, 2015, our Westside Plaza property was classified as real estate held for sale and was subsequently sold on April 10, 2015. We evaluated Westside Plaza for impairment as of March 31, 2015, and we recorded an impairment of $1.3 million representing the amount that the carrying value of the property exceeded the net sales proceeds received.

7.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

Distributions – With the sale of our Westside Plaza property in April 2015, we expect that we will make a distribution to our limited partners during 2015. During 2014, we made a distribution of approximately $3.7 million to our Limited Partners related to the sale of our Lantern Lane property. Distributions will be made to the limited partners and the General Partner in the following manner:

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

We have no employees or offices. Additionally, certain of our affiliates receive fees and compensation during the operating stage of the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of general and administrative costs. The following table summarizes the amount of such costs incurred by us during the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three months ended March 31,
Type of service	2015	2014
Asset management fees	$89	$89
Property management fees	13	37
Leasing costs	—	4
Interest expense - related party	—	4
Administrative costs reimbursements	78	87
	$180	$221

In addition to the above fees incurred by us, the non-consolidated entities, in which we have investments, pay property management and leasing fees to one of our affiliated entities. During the three months ended March 31, 2015 and 2014, such fees totaled $22,000 and $245,000, respectively. For more information, see Note 4 regarding investments in non-consolidated entities.

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

OVERVIEW

We are a Texas limited partnership formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a Texas corporation, and, prior to February 18, 2015, was a wholly-owned subsidiary of AmREIT. Effective February 18, 2015, Edens became the parent company of our General Partner in connection with the AmREIT Acquisition when AmREIT merged with and into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens, “Saturn”), with Saturn being the surviving entity after Edens acquired all of the outstanding common stock of AmREIT in an all-cash transaction.

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

As of March 31, 2015, our investments included one wholly-owned property comprised of approximately 43,000 square feet of GLA and six properties in which we own a non-controlling interest through joint ventures comprising approximately 992,000 square feet of GLA. All of our properties are located in highly populated, suburban communities in Texas. As of March 31, 2015, our properties had a weighted average occupancy rate of approximately 87.0%.

On April 10, 2015, we sold our Westside Plaza property to a third party (see Note 3 of the Notes to Consolidated Financial Statements), and we no longer own any consolidated properties. We evaluated Westside Plaza for impairment as of March 31, 2015 and recorded an impairment of $1.3 million representing the amount that the carrying value of our Westside Plaza property assets exceeded the net sales proceeds received.

Our remaining investments are comprised of our non-controlling ownership interests in real estate properties held by joint ventures. Income from our non-controlling interests in our joint ventures is derived from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness.

Strategic Plan

Our operating period ended on October 31, 2012, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Our General Partner is reviewing market sales opportunities in good faith, but attractive sales opportunities may not exist in the near term. While we believe an orderly liquidation of our assets will be completed within the next 24 months, successful wind-down of our operations may take longer for our General Partner to complete. During the liquidation period, we plan to distribute net proceeds generated from property sales to our Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment. We do not expect that the AmREIT Acquisition described above will impact the orderly liquidation of our assets.

RESULTS OF OPERATIONS

Below is a discussion of our results of operations for the three months ended March 31, 2015, as compared to the same period in 2014.

Comparison of the Three Months Ended March 31, 2015, to the Three Months Ended March 31, 2014

Income (loss) from non-consolidated entities. Loss from non-consolidated entities increased approximately $101,000 for the three months ended March 31, 2015, as compared to the same period in 2014. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is primarily due to a higher net loss from our 5433 Westheimer joint venture property due to increased non-reimbursable maintenance of $67,000 during the three months ended March 31, 2015 and a favorable revision of estimated 2013 recovery income that was recorded during the three months ended March 31, 2014.

General and administrative and general administrative – related party. General and administrative and general administrative – related party decreased a total of $22,000 for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease is due to decreased allocations from our General Partner.

Interest income – related party. Interest income – related party increased approximately $22,000 for the three months ended March 31, 2015, as compared to the same period in 2014. The increase is due to interest income from our note receivable – related party due from our 5433 Westheimer joint venture that was established during the fourth quarter of 2014.

Income (loss) from discontinued operations. Loss from discontinued operations increased approximately $1.4 million for the three months ended March 31, 2015, as compared to the same period in 2014. This increase is due to the impairment of $1.3 million on our Westside Plaza property. See Notes 3 and 6 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we have $3.5 million in cash on hand. With the sale of our Westside Plaza property, we expect that we will make a distribution during 2015. Current strategies and recent transactions that have impacted current and future liquidity include:

•
We and our joint venture partner of the 5433 Westheimer property are marketing this property for sale. Our 5433 Westheimer joint venture is unable to generate sufficient liquidity to fund the expenditures needed to complete its renovation and prepare the property for sale on its own. We have provided additional, short-term liquidity in the form of a promissory note up to a maximum of $1.5 million with repayment upon disposition of the property. As of March 31, 2015, we have advanced $1.1 million under this promissory note. Based upon current estimates of fair value, sufficient equity exists in the property post-renovation to recover our advances under this note.

•
On April 8, 2015, we signed a purchase / sales agreement with a third party to sell our Westside Plaza property for $11.0 million in an all cash transaction. On April 10, 2015 we closed on the sale. We have classified the property as real estate investments held for sale at March 31, 2015. In addition, we evaluated Westside Plaza for impairment as of March 31, 2015 and recorded an impairment of $1.3 million which represented the amount that the carrying value of the property exceeded the net sales proceeds received. See Notes 3 and 6 of the Notes to Consolidated Financial Statements. With the sale of Westside Plaza, we no longer have any wholly-owned, consolidated properties.

Future liquidity sources will include cash on hand, distributions from our joint venture properties and sales proceeds from the sales of our real estate investments. Our continuing short-term and long-term liquidity requirements will include, but will not be limited to, corporate and administrative expenses of the Partnership, funding our proportionate share of renovations, expansions, and other significant capital expenditures for our existing joint venture properties to the extent they are unable to fund such expenditures on their own (such as our 5433 Westheimer property) and, ultimately, distributions to our Limited Partners upon sale of our real estate investments. Although no assurance can be given, we believe that we have sufficient liquidity to complete our orderly liquidation in accordance with our strategic plan.

Market Conditions

Our operations are sensitive to changes in overall economic conditions that impact our tenants, including market and economic challenges experienced by the U.S. economy, the real estate industry or within the geographic markets where our properties are located. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by the recent, severe recession. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced will continue through 2015 and into the future.

A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect the business, financial condition, liquidity, results of operations, our redevelopment projects and future property dispositions of our joint ventures. Additionally, if credit markets and/or debt or equity capital markets contract, our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our joint ventures’ ability to refinance existing debt and increase future interest expense.

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

Cash Flow Activities for the Three Months Ended March 31, 2015 and 2014

Cash flows provided by (used in) operating activities, investing activities and financing activities during the three months ended March 31, 2015 and 2014, are as follows (in thousands):

	Three months ended March 31,
	2015	2014
Operating activities	$(138)	$(89)
Investing activities	(415)	826
Financing activities	—	(82)

Net cash flows used in operating activities increased by $49,000 from cash used by operations of $89,000 during the three months ended March 31, 2014 to cash used in operations of $138,000 during the three months ended March 31, 2015. This increase is primarily due to the sale of Lantern Lane in 2014, which contributed $266,000 in operating income, exclusive of depreciation and amortization during the three months ended March 31, 2014 compared to a loss of $2,000 during the three months ended March 31, 2015. This was partially offset by:

•	fewer payments of liabilities of $110,000,
•	improved operating income of $41,000 from our Westside Plaza property, excluding depreciation, amortization and impairment, primarily due to increased rental income,
•	interest income of $22,000 from our note receivable – related party due from our 5433 Westheimer joint venture that was established during the fourth quarter of 2014, and
•	decreased Partnership expenses of $32,000 primarily due to lower allocations from our General Partner.

Net cash flows used in investing activities increased by $1.2 million from cash provided by investing activities of $826,000 during the three months ended March 31, 2014 to cash used in investing activities of $415,000 during the three months ended March 31, 2015. This increase in cash outflows is primarily due to the cash payments received of $400,000 from related parties and distributions received of $490,000 from non-consolidated entities during the three months ended March 31, 2014 with only $75,000 in comparable receipts and $75,000 in comparable distributions during the three months ended March 31, 2015. Additionally, we loaned $440,000 to our 5433 Westheimer joint venture during the three months ended March 31, 2015 with no comparable outflows during the three months ended March 31, 2014.

Net cash flows used in financing activities decreased by $82,000 for the three months ended March 31, 2015, as compared to the same period in 2014. This decrease was due to no payments made during 2015 on notes payable on our Westside Plaza property as this note payable was refinanced during 2014 with interest-only payments until maturity.

OFF BALANCE SHEET ARRANGEMENTS

We also serve as guarantor for up to 25% of the $8.2 million mortgage loan held by our 5433 Westheimer joint venture, of which we own 57.5%. The debt matures in 2017. See Note 4 of the Notes to Consolidated Financial Statements. While we serve as guarantor on this debt, we do not believe that we would be required to perform under the guarantee as the estimated fair value of the property exceeds the amount of the loan, and therefore we believe that our potential exposure is limited to our investment balance.
3

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our General Partner’s principal executive officer and principal financial officer, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2015. Based on that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: May 15, 2015	By:	/s/ Terry S. Brown
Terry S. Brown
President and Director (authorized officer)

Date: May 15, 2015	By:	/s/ Jason K. Tompkins
Jason K. Tompkins
Secretary, Vice President and Director

Date: May 15, 2015	By:	/s/ Chad C. Braun
Chad C. Braun
Vice President

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

Exhibit 31.1	Certification of the principal executive officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 31.2	Certification of the principal financial officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 32.1
Certification of the principal executive officer of the Partnership’s General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2
Certification of the principal financial officer of the Partnership’s General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 (unaudited), (iii) the Consolidated Statements of Partners’ Capital for the three months ended March 31, 2015 (unaudited), (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

