Form 10-Q
period 2015-06-30
AmREIT Monthly Income & Growth Fund III Ltd
filed 2015-08-11
CIK 1330466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-52619

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD.

(Exact Name of Registrant as Specified in Its Charter)

Texas	20-2964630
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8 Greenway Plaza, Suite 1000	77046
Houston, TX	(Zip Code)
(Address of Principal Executive Offices)

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

ABBREVIATION	DEFINITION

AmREIT	AmREIT, Inc., formerly a Maryland corporation that, prior to February 18, 2015, was a SEC reporting corporation that had a class of securities listed on the NYSE and that had elected to be taxed as a REIT. From January 1, 2015 through February 18, 2015, AmREIT was the owner of our General Partner. On February 18, 2015, all of AmREIT’s common stock was acquired by Edens in the AmREIT Acquisition when AmREIT and its wholly-owned subsidiaries were merged with and into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens, “Saturn”) with Saturn being the surviving entity. Upon the acquisition of all of the outstanding common stock of AmREIT, Edens became the parent company of our General Partner.

AmREIT Acquisition	The purchase of all of AmREIT’s common stock for $26.55 per share in an all-cash transaction by Edens on February 18, 2015. Upon the acquisition of all of the outstanding common stock of AmREIT, Edens became the parent company of our General Partner. Effective February 18, 2015, all of the functions formerly performed by AmREIT and its wholly-owned subsidiaries are now performed by Edens or one of its designated subsidiaries, including those of our General Partner.

Annual Report	Annual report on Form 10-K filed with the SEC as of and for the year ended December 31, 2014.

AOCI	Accumulated Other Comprehensive Income (Loss).

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of Edens.

ASU	Accounting Standards Update.

Edens	Edens Investment Trust, which acquired all of AmREIT’s common stock in an all-cash transaction on February 18, 2015. Effective February 18, 2015, Edens is the parent company of our General Partner.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth III Corporation. From January 1, 2015 through February 18, 2015, our General Partner was a wholly-owned subsidiary of AmREIT, Inc. On February 18, 2015, all of AmREIT’s common stock was acquired by Edens in an all cash transaction. Subsequent to this acquisition, Edens, is the parent company of our General Partner.

ii

GLA	Gross leasable area.

Limited Partners	Owners / holders of our Units.

MIG IV	AmREIT Monthly Income & Growth Fund IV, L.P., an affiliated entity.

NYSE	New York Stock Exchange.

Offering	Both the issuance and sale of our initial 80 Units pursuant to the terms of a private placement memorandum dated April 19, 2005, and subsequent sale of Units through October 31, 2006 (a total of 2,844 Units).

Partners	Collectively our General Partner and Limited Partners.

PTC/BSQ	PTC/BSQ Holding Company LLC.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC as of and for the three and six months ended June 30, 2015.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for Unit data)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$—	$4,760
Buildings	—	9,723
Tenant improvements	—	323
	—	14,806
Less accumulated depreciation and amortization	—	(2,787)
Real estate investments held for sale, net	—	12,019

Investment in non-consolidated entities	14,409	14,991
Net real estate investments	14,409	27,010

Cash and cash equivalents	5,359	4,044
Tenant and account receivables, net	105	222
Accounts receivable - related party	285	262
Notes receivable	13	93
Notes receivable - related party	1,093	312
Deferred costs, net	—	208
Other assets	—	420
TOTAL ASSETS	$21,264	$32,571

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$—	$8,980
Accounts payable and other liabilities	96	649
Accounts payable - related party	749	215
Security deposits	—	68
TOTAL LIABILITIES	845	9,912

Partners’ capital:
General partner	—	—
Limited partners, 2,833 Units outstanding at June 30, 2015 and December 31, 2014	20,446	22,694
AOCI of non-consolidated entity	(27)	(35)
TOTAL PARTNERS’ CAPITAL	20,419	22,659

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$21,264	$32,571

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except for per Unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Income (loss) from non-consolidated entities	$(33)	$(150)	$(213)	$(226)

Expenses:
General and administrative	32	22	41	41
General and administrative - related party	91	88	166	175
Asset management fees - related party	88	89	177	178
Legal and professional	82	58	145	131
Total operating expenses	293	257	529	525

Operating income (loss)	(326)	(407)	(742)	(751)

Other income (expense):
Interest income - related party	28	—	50	—
Interest and other income	2	—	4	—
Interest expense	—	(2)	—	(5)
Federal Income Tax Expense	(10)	—	(10)	—
Total other income (expense), net	20	(2)	44	(5)

Income (loss) from continuing operations	$(306)	$(409)	$(698)	$(756)

Income (loss) from discontinued operations	(205)	(68)	(1,550)	(13)
Gain (loss) on sale of real estate acquired for investment	—	6,798	—	6,798
Income (loss) from discontinued operations	(205)	6,730	(1,550)	6,785

Net income (loss) attributable to partners	$(511)	$6,321	$(2,248)	$6,029

Loss from continuing operations per Unit	$(108.01)	$(144.37)	$(246.38)	$(266.85)
Income (loss) from discontinued operations per Unit	(72.36)	2,375.57	(547.12)	2,394.99
Net income (loss) per Unit	$(180.37)	$2,231.20	$(793.50)	$2,128.14

Weighted average Units outstanding	2,833	2,833	2,833	2,833

Net income (loss) attributable to partners	$(511)	$6,321	$(2,248)	$6,029

Other comprehensive income of non-consolidated entity	10	(3)	8	(2)

Net comprehensive income (loss)	$(501)	$6,318	$(2,240)	$6,027

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the six months ended June 30, 2015
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	AOCI of non- consolidated entity	Total

Balance at December 31, 2014	$—	$22,694	$(35)	$22,659

Net income (loss) attributable to partners(1)	—	(2,248)	—	(2,248)
Other comprehensive income of non-consolidated entity	—	—	8	8

Balance at June 30, 2015	$—	$20,446	$(27)	$20,419

(1)	The allocation of net loss includes a curative allocation to increase the General Partner capital account by $22 for the six months ended June 30, 2015. The cumulative curative allocation since inception of the Partnership is $376. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(2,248)	$6,029
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) Loss on sale of real estate	—	(6,798)
Impairment	1,342	—
Income (loss) from non-consolidated entities	213	226
Depreciation and amortization	208	524
(Increase) decrease in tenant and accounts receivables	107	(25)
Decrease (increase) in accounts receivable - related party	(50)	—
Decrease (increase) in other assets	(132)	(124)
Increase (decrease) in accounts payable and other liabilities	(229)	(648)
Increase (decrease) in accounts payable - related party	323	374
Net cash provided by (used in) operating activities	(466)	(442)

Cash flows from investing activities:
Improvements to real estate	(72)	(53)
Payments received on notes receivable	2	6
Advances for notes receivable - related parties	(440)	—
Repayments from related party	41	400
Repayments to related party	(167)	—
Investments in and advances to non-consolidated entities	(51)	(104)
Distributions from non-consolidated entities	465	517
Proceeds from property sale	10,983	22,700
Net cash provided by (used in) investing activities	10,761	23,466

Cash flows from financing activities:
Payments on notes payable	(8,980)	(15,424)
Payments on notes payable - related party	—	(550)
Loan modification costs	—	(266)
Net cash provided by (used in) financing activities	(8,980)	(16,240)

Net increase (decrease) in cash and cash equivalents	1,315	6,784
Cash and cash equivalents, beginning of period	4,044	1,203
Cash and cash equivalents, end of period	$5,359	$7,987

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$237	$869
Cash paid during the period for taxes	$65	$20

Supplemental schedule of noncash investing and financing activities:
Distributions declared, but unpaid	$—	$3,734

Reclassification of notes receivable - related party and accounts payable - related party	$341	$283

Construction fees from non-consolidated entities included in accounts payable	$37	$28

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015
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

As of June 30, 2015, we do not own any consolidated properties. On April 10, 2015, we sold Westside Plaza, our final consolidated property. See Note 3. Our investments in real estate include six properties in which we own a non-controlling interest through four joint ventures comprising approximately 987,000 square feet of GLA. The joint venture properties are located in highly populated, suburban communities in Texas.

Strategic Plan

Our operating period ended on October 31, 2012, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Our General Partner is reviewing market sales opportunities in good faith, but attractive sales opportunities may not exist in the near term. While we believe an orderly liquidation of our assets will be completed within the next 12 months, successful wind-down of our operations may take longer for our General Partner to complete. During the liquidation period, we plan to distribute net proceeds generated from property sales to our Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment. We do not expect that the AmREIT Acquisition will impact the orderly liquidation of our assets.

Economic Conditions and Liquidity

As of June 30, 2015, we have $5.4 million in cash on hand. Most of our investments in retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by the recent, severe recession. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced will continue through 2015 and into the future.

A significant portion of Houston’s and Dallas’ industry is in oil and gas as well as oilfield services. The price of oil declined to five-year lows set in late March of 2015. Oil benchmarks have rallied somewhat from their lows; however, the recovery is only moderate with prices trading in a narrow range around $60 a barrel since early May 2015. It is unknown when or whether oil prices will continue to increase, and if they increase, how much and for what duration. We are unable to predict the impact, if any, that lower oil prices could have on economies in which our properties are located. However, a prolonged period of depressed oil prices could potentially be adverse to these economies, the profitability of our tenants and, ultimately, the value of our properties.

Current strategies and recent transactions that have impacted current and future liquidity include:

•	We and our joint venture partner of the 5433 Westheimer property are reviewing market opportunities to sell this property. However, we and our joint venture partner believe that we need to continue to hold and lease-up this property in order to maximize its value in the near term. Our 5433 Westheimer joint venture is unable to generate sufficient liquidity to fund the expenditures needed to complete its renovation and prepare the property for sale on its own. We have provided additional, short-term liquidity in the form of a promissory note up to a maximum of $1.5 million with repayment upon disposition of the property. As of June 30, 2015, we have advanced $1.1 million under this promissory note. Based upon current estimates of fair value, sufficient equity exists in the property post-renovation to recover our advances under this note.

•	On April 10, 2015, we sold our Westside Plaza property for $11.0 million in an all-cash transaction. We evaluated Westside Plaza for impairment as of March 31, 2015 and recorded an impairment of $1.3 million during the first quarter of 2015 which represented the amount that the carrying value of the property exceeded the net sales proceeds received. See Notes 3 and 6.

•	On June 25, 2015, we signed a purchase/sale agreement with a third party to sell the Woodlake Pointe property held within the underlying joint venture for $11.5 million in an all-cash transaction. We expect the joint venture to close on the sale during the third quarter of 2015 and record a gain on sale of approximately $2.9 million, $870,000 of which represents our 30% portion.

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

Basis of Presentation

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of June 30, 2015, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The approved plan for liquidation does not differ from our partnership agreement. As such, as of June 30, 2015, the financial statements are presented assuming we continue as a going concern.

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

Reclassifications

Certain reclassifications have been made to our consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 to conform to current period presentation. The items had no impact on previously reported net income (loss), our Consolidated Balance Sheets, or Consolidated Statement of Cash Flows. See Note 3 for a discussion of our presentation of discontinued operations.

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

Impairment

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. We evaluated Westside Plaza for impairment as of March 31, 2015 based upon its sale on April 10, 2015, and we recorded an impairment of $1.3 million representing the amount the carrying value of the property at March 31, 2015 exceeded the net sales proceeds received. See Note 6. No impairment charges were recognized for the three and six months ended June 30, 2014; however, our Woodlake Pointe joint venture recorded an impairment of $2.0 million as of December 31, 2014, $600,000 of which represents our 30% portion. See Note 4.

New Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This update changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. We are currently evaluating this accounting to determine what impact, if any, this new guidance could have on our consolidated financial statements.

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

1) a component of an entity (or group of components) that:

(i) has been disposed of or meets the criteria to be classified as held-for-sale and

(ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or

2) a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale.

On April 10, 2015, we sold our Westside Plaza property for $11.0 million in an all-cash transaction. The ASU notes that a strategic shift could include a disposal of a major geographical area, a major line of business, a major equity investment, or other major parts of an entity. We believe that the results of operations from our Westside Plaza property constitute “a major part” of our operations. Accordingly, we have classified the results of operations of our Westside Plaza property as discontinued operations.

On June 25, 2014, we sold our Lantern Lane property to AmREIT for $22.7 million, which generated net sales proceeds of approximately $7.4 million, net of closing costs and the repayment of the mortgage loan secured by the property. We recognized a gain of $6.8 million on the sale and have presented the operating results of this property as discontinued operations.

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

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Lantern Lane	Westside Plaza	Total	Lantern Lane	Westside Plaza	Total
Revenues:
Rental income from operating leases	$—	$33	$33	$529	$312	$841
Total revenues	—	33	33	529	312	841

Expenses:
General and administrative	—	2	2	10	2	12
Property expense	—	25	25	156	94	250
Property management fees- related party	—	—	—	19	12	31
Legal and professional	—	5	5	2	1	3
Depreciation and amortization	—	29	29	156	88	244
Impairment	—	74	74	—	—	—
Total operating expenses	—	135	135	343	197	540

Operating income (loss)	—	(102)	(102)	186	115	301

Other income (expense):
Interest expense	—	(103)	(103)	(109)	(260)	(369)
Total other income (expense), net	—	(103)	(103)	(109)	(260)	(369)

Income (loss) from discontinued operations	$—	$(205)	$(205)	$77	$(145)	$(68)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Lantern Lane	Westside Plaza	Total	Lantern Lane	Westside Plaza	Total
Revenues:
Rental income from operating leases	$—	$354	$354	$1,115	$615	$1,730
Total revenues	—	354	354	1,115	615	1,730

Expenses:
General and administrative	—	7	7	16	2	18
Property expense	—	128	128	324	189	513
Property management fees- related party	—	13	13	43	25	68
Legal and professional	—	8	8	2	9	11
Depreciation and amortization	—	117	117	311	175	486
Impairment	—	1,341	1,341	—	—	—
Total operating expenses	—	1,614	1,614	696	400	1,096

Operating income (loss)	—	(1,260)	(1,260)	419	215	634

Other income (expense):
Interest expense	—	(290)	(290)	(231)	(416)	(647)
Total other income (expense), net	—	(290)	(290)	(231)	(416)	(647)

Income (loss) from discontinued operations	$—	$(1,550)	$(1,550)	$188	$(201)	$(13)

4.	INVESTMENTS IN NON-CONSOLIDATED ENTITIES

As of June 30, 2015, we have investments in four entities: PTC/BSQ Holding Company LLC, Casa Linda, Woodlake Pointe, and 5433 Westheimer, through which we owned an interest in six properties that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheets are as follows ($ in thousands):

Investment	Ownership	June 30, 2015	December 31, 2014
PTC/BSQ	20%	$7,279	$7,444
Casa Linda	50%	2,751	2,875
Woodlake Pointe	30%	2,291	2,303
5433 Westheimer	57.5%	2,088	2,369
Total		$14,409	$14,991

PTC/BSQ - We own a 20% interest in PTC/BSQ Holding Company LLC, which owns three multi-tenant retail properties located in Plano, Texas with a combined GLA of 447,799 square feet. The remaining 80% is owned by an unaffiliated third party. Our PTC/BSQ joint venture is secured by a $54.0 million mortgage loan with an additional $4.5 million available for future capital improvements. The loan is scheduled to mature in June 2016; however, the loan contains two, one-year extension options. PTC/BSQ Holding Company LLC has entered into an interest rate swap with a notional amount of $54.0 million, effectively fixing the interest rate on this debt at 2.51% in order to manage the volatility inherent in a variable-rate mortgage. The interest rate swap was designated as a cash flow hedge for financial reporting purposes. Changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income. For the six months ended June 30, 2015, our portion of the fair value decrease of the liability totaled $8,000 and is recorded as “other comprehensive income of non-consolidated entities” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a 324,569 square foot retail shopping center located in Dallas, Texas. The remaining 50% is owned by MIG IV, an affiliate of our General Partner. Albertson’s is the largest tenant, occupying 59,561 square feet with a lease scheduled to expire in July 2016.

During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG IV). As of June 30, 2015, the joint venture had substantially completed the lease-up strategy and incurred approximately $2.6 million of $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. We continue to evaluate the need for additional capital improvements at this property; however, none are planned in the near-term. The property is secured by a $38.0 million non-recourse, mortgage loan that matures in December 2017. Additionally, the loan contains a provision that would allow for an additional funding of approximately $4.5 million should the joint venture elect to acquire an adjacent property. The mortgage loan bears interest at a variable rate; however, AmREIT Casa Linda, LP entered into an interest rate cap agreement that provides for a maximum rate of 3% per annum. The interest rate cap was not designated as a hedge for financial reporting purposes, and our portion of the change in fair value is recognized in income (loss) from non-consolidated entities. For the six months ended June 30, 2015 and 2014, our portion of the decrease in fair value totaled $8,000 and $47,000, respectively, and is included in income (loss) from non-consolidated entities on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Woodlake Pointe - We own a 30% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined GLA of 82,120 square feet. The remaining 70% is owned by affiliated AmREIT entities, MIG IV (60%) and ARIC (10%). We and our joint venture partners recorded an impairment for this property as of December 31, 2014 of $2.0 million. In arriving at our fair value estimate we utilized both comparable sales information of similar properties assuming a “sell as is” scenario and a discounted cash flow model assuming that the property entered into a long term lease and redeveloped the property. The fair value determined under each of these scenarios was approximately $8.2 million. Accordingly, the joint venture recorded an impairment at the property of $2.0 million as of December 31, 2014, $600,000 of which represents our 30% portion and is included in our investment balance.

On June 25, 2015, we signed a purchase/sale agreement with a third party to sell our Woodlake Pointe property for $11.5 million in an all-cash transaction. We expect the joint venture to close on the sale during the third quarter of 2015 and record a gain on sale of approximately $2.9 million, $870,000 of which represents our proportionate share.

5433 Westheimer – We own a 57.5% interest in 5433 Westheimer, LP, which owns an office building with 132,427 square feet of GLA in Houston, Texas. The remaining 42.5% is owned by a third party, joint venture partner. The property is accounted for under the equity method of accounting as we and our joint venture partner share equally in decision-making rights. The property is secured by a five-year term loan in the amount of $8.7 million, including construction draws for the redevelopment of the property. As of June 30, 2015, this loan had an outstanding balance of $8.2 million. On October 18, 2014, our 5433 Westheimer joint venture modified its mortgage loan. Among other things, the modification waived prior non-compliance with its debt covenants through October 18, 2014, modified ongoing debt service operating covenants, extended the term to October 2017 and extended the interest-only payment terms to October 2015. While we serve as guarantor on this debt, we do not believe that we would be required to perform under the guarantee as the estimated fair value of the property exceeds the amount of the loan.

We and our joint venture partner initiated a redevelopment plan, primarily in the form of building and site improvements. Additionally, we and our joint venture partner are reviewing market opportunities to sell this property. However, we and our joint venture partner believe that we need to continue to hold and lease-up this property in order to maximize its value in the near term. As of June 30, 2015, approximately $6.7 million in redevelopment costs have been incurred out of a total expected cost of approximately $8.2 million (including lease-up costs). 5433 Westheimer has not had sufficient liquidity to fund the redevelopment costs needed to ready the property for sale solely from its own cash flows. Additionally, the property owed ARIC and us approximately $400,000 in deferred asset management fees and margin taxes. As such, we provided the joint venture with an advancing promissory note with a 10% interest rate to fund up to approximately $1.5 million to:

•	complete the renovations to ready the property for sale,
•	roll in the accounts payable owed to ARIC and us, and
•	fund remaining working capital needs until the property is sold.

As of June 30, 2015, we have advanced our 5433 Westheimer joint venture $1.1 million under this promissory note. The promissory note will be due upon sale of the property. Based upon estimates of fair value, sufficient equity exists in the property post-renovation to recover our current investment and any current and future loans to the joint venture. However, we can provide no assurances that we will be able to do so, or under circumstances and timing that allow us to maximize the value of the property; thus, all or a portion of our investment of $2.1 million as well as all or a portion of the $1.1 million outstanding under the promissory note is subject to risk of loss.

Combined condensed financial information for our non-consolidated entities, at 100%, is summarized for the three and six months ended June 30, 2015 and 2014, as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenue	$4,465	$4,160	$8,705	$8,587
Depreciation and amortization	1,455	1,553	3,029	3,187
Interest expense	887	992	1,881	1,959
Net income (loss)	500	(86)	247	(150)

5.	NOTES PAYABLE

Our outstanding consolidated debt to third party lenders as of June 30, 2015 and December 31, 2014 was as follows (amounts in thousands):

	June 30,	December 31,
Notes payable	2015	2014
Westside Plaza	—	8,980
Total	$—	$8,980

The Westside Plaza mortgage loan was secured by the underlying real estate in the joint venture and was scheduled to mature in July 2015. Note A payments were interest-only at 5.62% and Note B payments were deferred with no interest due until the debt was refinanced or the property was sold. Upon the sale of the property on April 10, 2015, the outstanding mortgage loan was repaid in full.

We also serve as joint and several guarantor of up to 25% of the $8.2 million mortgage loan held by our 5433 Westheimer joint venture, of which we own 57.5%. The debt matures in October 2017. See Note 4. While we serve as guarantor on this debt, we do not believe that we would be required to perform under the guarantee as the estimated fair value of the property exceeds the amount of the loan, and therefore we believe that our potential exposure is limited to our investment balance.

6.	FAIR VALUE MEASUREMENTS

GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. GAAP requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of ours. When market data inputs are unobservable, we utilize inputs that we believe reflect our best estimate of the assumptions market participants would use in pricing the asset or liability. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified that are within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1 Inputs - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.
•	Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3 Inputs - Unobservable inputs for the asset or liability, which are typically based on the Partnership’s own assumptions, as there is little, if any, related market activity.

Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable - related party, notes receivable, notes payable, accounts payable - related party, and accounts payable and other liabilities. The carrying values of all of these financial instruments are representative of the fair values due to the short-term nature of these instruments and negligible credit risks.

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

We evaluated our Westside Plaza property for impairment as of March 31, 2015, based upon its sale on April 10, 2015, and we recorded an impairment of $1.3 million representing the amount that the carrying value of the property exceeded the net sales proceeds received.

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

We have no employees or offices. Certain of our affiliates receive fees and compensation from the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of general and administrative costs. The following table summarizes the amount of such costs incurred by us during the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
Type of service	2015	2014	2015	2014
Asset management fees	$88	$89	$177	$178
Property management fees	—	31	13	68
Leasing costs	—	9	—	13
Interest expense - related party	—	1	—	5
Administrative costs reimbursements	91	88	166	175
	$179	$218	$356	$439

In addition to the above fees incurred by us, the non-consolidated entities, in which we have investments, pay property management and leasing fees to one of our affiliated entities. During the six months ended June 30, 2015 and 2014, such fees totaled $476,000 and $617,000, respectively. For more information, see Note 4 regarding investments in non-consolidated entities.

We also receive interest payments from 5433 Westheimer for the advancing promissory note. During the three and six months ended June 30, 2015 and 2014, interest income-related party totaled $28,000 and $50,000, respectively.

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

OVERVIEW

We are a Texas limited partnership formed on April 19, 2005 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a Texas corporation, and, prior to February 18, 2015, was a wholly-owned subsidiary of AmREIT. Effective February 18, 2015, Edens became the parent company of our General Partner in connection with the AmREIT Acquisition when AmREIT merged with and into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens, “Saturn”), with Saturn being the surviving entity after Edens acquired all of the outstanding common stock of AmREIT in an all cash transaction.

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

As of June 30, 2015, we no longer own any consolidated properties. Our investments in real estate include six properties in which we own a non-controlling interest through joint ventures comprising approximately 987,000 square feet of GLA. All of our properties are located in highly populated, suburban communities in Texas. As of June 30, 2015, our properties had a weighted average occupancy rate of approximately 86.4%.

On April 10, 2015, we sold our Westside Plaza property to a third party (see Note 3 of the Notes to Consolidated Financial Statements). We evaluated Westside Plaza for impairment as of March 31, 2015 and recorded an impairment of $1.3 million representing the amount that the carrying value of our Westside Plaza property assets exceeded the net sales proceeds received.

On June 25, 2015, we signed a purchase/sale agreement with a third party to sell the Woodlake Pointe property held within the underlying joint venture for $11.5 million in an all-cash transaction. We expect the joint venture to close on the sale during the third quarter of 2015 and record a gain on sale of approximately $2.9 million, $870,000 of which represents our 30% portion.

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

Strategic Plan

Our operating period ended on October 31, 2012, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Our General Partner is reviewing market sales opportunities in good faith, but attractive sales opportunities may not exist in the near term. While we believe an orderly liquidation of our assets will be completed within the next 12 months, successful wind-down of our operations may take longer for our General Partner to complete. During the liquidation period, we plan to distribute net proceeds generated from property sales to our Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment. We do not expect that the AmREIT Acquisition described above will impact the orderly liquidation of our assets.

RESULTS OF OPERATIONS

Below is a discussion of our results of operations for the three months and six months ended June 30, 2015, as compared to the same periods in 2014.

Comparison of the Three Months Ended June 30, 2015, to the Three Months Ended June 30, 2014

Income (loss) from non-consolidated entities. Loss from non-consolidated entities decreased approximately $117,000 for the three months ended June 30, 2015, as compared to the same period in 2014. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decreased loss is primarily due to higher net income in 2015 from our Casa Linda and PTC/BSQ joint venture properties. This is off-set by $29,000 recorded to increase our investment in Woodlake Square as a result of a higher than expected promote distribution and $37,000 related to income at Woodlake Pointe during 2014, which was not recognized in 2015.

Interest income – related party. Interest income – related party increased approximately $28,000 for the three months ended June 30, 2015, as compared to the same period in 2014. The increase is due to interest income from our note receivable – related party due from our 5433 Westheimer joint venture that was established during the fourth quarter of 2014.

Income (loss) from discontinued operations. Loss from discontinued operations increased approximately $137,000 for the three months ended June 30, 2015, as compared to the same period in 2014. The increase in loss is due to operations at Westside Plaza.

Gain (loss) on sale of real estate acquired for investment. Gain on sale of real estate acquired for investment decreased approximately $6.8 million for the three months ended June 30, 2015, as compared to the same period in 2014 as a result of a $6.8 million gain that was recorded in 2014 related to the sale of Lantern Lane.

Comparison of the Six Months Ended June 30, 2015, to the Six Months Ended June 30, 2014

Income (loss) from non-consolidated entities. Loss from non-consolidated entities decreased approximately $13,000 for the six months ended June 30, 2015, as compared to the same period in 2014. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decreased loss is primarily due to higher income in 2015 from our Casa Linda and PTC/BSQ joint venture properties.

Interest income – related party. Interest income – related party increased approximately $50,000 for the six months ended June 30, 2015, as compared to the same period in 2014. The increase is due to interest income from our note receivable – related party due from our 5433 Westheimer joint venture that was established during the fourth quarter of 2014.

Income (loss) from discontinued operations. Loss from discontinued operations increased approximately $1.5 million for the six months ended June 30, 2015, as compared to the same period in 2014. This increase in loss is due to impairment of $1.3 million recorded on our Westside Plaza property during the first quarter of 2015. See Notes 2 and 6 of the Notes to Consolidated Financial Statements.

Gain (loss) on sale of real estate acquired for investment. Gain on sale of real estate acquired for investment decreased approximately $6.8 million for the six months ended June 30, 2015, as compared to the same period in 2014 as a result of a $6.8 million gain that was recorded in 2014 related to the sale of Lantern Lane.

Liquidity and Capital Resources

As of June 30, 2015, we have $5.4 million in cash on hand. With the sale of our Westside Plaza property, we expect that we will make a distribution during 2015. Current strategies and recent transactions that have impacted current and future liquidity include:

•      We and our joint venture partner of the 5433 Westheimer property are reviewing market opportunities to sell this property. However, we and our joint venture partner believe that we need to continue to hold and lease-up this property in order to maximize its value in the near term. Our 5433 Westheimer joint venture is unable to generate sufficient liquidity to fund the expenditures needed to complete its renovation and prepare the property for sale on its own. We have provided additional, short-term liquidity in the form of a promissory note up to a maximum of $1.5 million with repayment upon disposition of the property. As of June 30, 2015, we have advanced $1.1 million under this promissory note. Based upon current estimates of fair value, sufficient equity exists in the property post-renovation to recover our advances under this note.

•      On April 10, 2015, we sold our Westside Plaza property for $11.0 million in an all-cash transaction. We evaluated Westside Plaza for impairment as of March 31, 2015 and recorded an impairment of $1.3 million during the first quarter of 2015, which represented the amount that the carrying value of the property exceeded the net sales proceeds received. See Notes 3 and 6 of the Notes to Consolidated Financial Statements.

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

A significant portion of Houston’s and Dallas’ industry is in oil and gas as well as oilfield services. The price of oil declined to five-year lows set in late March of 2015. Oil benchmarks have rallied somewhat from their lows; however, the recovery is only moderate with prices trading in a narrow range around $60 a barrel since early May 2015. It is unknown when or whether oil prices will continue to increase, and if they increase, how much and for what duration. We are unable to predict the impact, if any, that lower oil prices could have on economies in which our properties are located. However, a prolonged period of depressed oil prices could potentially be adverse to these economies, the profitability of our tenants and, ultimately, the value of our properties.

Cash Flow Activities for the Six months Ended June 30, 2015 and 2014

Cash flows provided by (used in) operating activities, investing activities and financing activities during the six months ended June 30, 2015 and 2014, are as follows (in thousands):

	Six months ended June 30,
	2015	2014
Operating activities	$(466)	$(442)
Investing activities	10,761	23,466
Financing activities	(8,980)	(16,240)

Net cash flows used in operating activities increased by $24,000, from cash used by operations of $442,000 during the six months ended June 30, 2014 to cash used in operations of $466,000 during the six months ended June 30, 2015. This increase is primarily due to lower net income, exclusive of the gain on sale of real estate and impairment of approximately $137,000, compared to the same period in 2014. In addition, there was a decrease in payments of liabilities of approximately $419,000 compared to the same period in 2014.

Net cash flows provided by investing activities decreased by $12.7 million, from cash provided by investing activities of $23.5 million during the six months ended June 30, 2014 to $10.8 million during the six months ended June 30, 2015. This decrease in cash inflows is primarily due to an $11.7 million reduction in proceeds received from the sales of properties. During 2014, we sold Lantern Lane for $22.7 million, and during 2015, we sold Westside Plaza for $11.0 million. We received cash payments of $400,000 from related parties during the six months ended June 30, 2014 with only $41,000 in comparable receipts during the six months ended June 30, 2015. Additionally, we loaned $440,000 to our 5433 Westheimer joint venture during the six months ended June 30, 2015 with no comparable outflows during the six months ended June 30, 2014. We also repaid Edens approximately $167,000 for asset management fees and overhead allocations during the six months ended June 30, 2015 with no comparable payments during the six months ended June 30, 2014.

Net cash flows used in financing activities decreased by $7.3 million for the six months ended June 30, 2015, as compared to the same period in 2014. This decrease was related to repayment activity on mortgage notes payable. During 2014 we repaid $15.4 million of notes payable, primarily related to the repayment of the $15.0 million Lantern Lane note payable upon the sale of the Lantern Lane property, and during 2015, we repaid approximately $9.0 million related to the repayment of the Westside Plaza note payable upon sale of the Westside Plaza property. In addition, in 2014, we made approximately $550,000 in payments on our note payable – related party, which was fully paid off in 2015. The remaining variance is due to loan modification costs that were paid in 2014 related to the Westside Plaza loan modification.

OFF BALANCE SHEET ARRANGEMENTS

We also serve as guarantor for up to 25% of the $8.2 million mortgage loan held by our 5433 Westheimer joint venture, of which we own 57.5%. The debt matures in October 2017. See Note 4 of the Notes to Consolidated Financial Statements. While we serve as guarantor on this debt, we do not believe that we would be required to perform under the guarantee as the estimated fair value of the property exceeds the amount of the loan, and therefore we believe that our potential exposure is limited to our investment balance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our General Partner’s principal executive officer and principal financial officer, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2015. Based on that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: August 11, 2015	By:	/s/ Jodie W. McLean
Jodie W. McLean
President and Director (authorized officer)

Date: August 11, 2015	By:	/s/ Mark P. Garside
Mark P. Garside
Secretary, Vice President and Director

Date: August 11, 2015	By:	/s/ Chad C. Braun
Chad C. Braun
Vice President

EXHIBIT INDEX

Exhibit 3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund III, Ltd., dated April 19, 2005 (incorporated herein by reference from Exhibit 3.1 to the Partnership’s Registration Statement on Form 10-SB dated April 30, 2007).

Exhibit 3.2	Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund III, Ltd., dated April 19, 2005 (incorporated herein by reference from Exhibit 3.2 to the Partnership’s Registration Statement on Form 10-SB dated April 30, 2007).

Exhibit 31.1	Certification of the principal executive officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 31.2	Certification of the principal financial officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 32.1	Certification of the principal executive officer of the Partnership’s General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of the principal financial officer of the Partnership’s General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 (unaudited), (iii) the Consolidated Statements of Partners’ Capital for the six months ended June 30, 2015 (unaudited), (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

