Form 10-Q
period 2015-09-30
AmREIT Monthly Income & Growth Fund III Ltd
filed 2015-11-12
CIK 1330466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

ABBREVIATION	DEFINITION

AmREIT	AmREIT, Inc., formerly a Maryland corporation that, prior to February 18, 2015, was a SEC reporting corporation that had a class of securities listed on the NYSE and that had elected to be taxed as a REIT. From January 1, 2015 through February 18, 2015, AmREIT was the owner of our General Partner. On February 18, 2015, all of AmREIT’s common stock was acquired by Edens in the AmREIT Acquisition when AmREIT and its wholly-owned subsidiaries were merged with and into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens, “Saturn”) with Saturn being the surviving entity. Upon the acquisition of all of the outstanding common stock of AmREIT, Edens became the parent company of our General Partner.

AmREIT Acquisition	The purchase of all of AmREIT’s common stock for $26.55 per share in an all-cash transaction by Edens on February 18, 2015. Upon the acquisition of all of the outstanding common stock of AmREIT, Edens became the parent company of our General Partner. Effective February 18, 2015, all of the functions formerly performed by AmREIT and its wholly-owned subsidiaries are now performed by Edens or one of its designated subsidiaries, including those of our General Partner.

Annual Report	Annual report on Form 10-K filed with the SEC as of and for the year ended December 31, 2014.

AOCI	Accumulated Other Comprehensive Income (Loss).

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of Edens.

ASU	Accounting Standards Update.

Edens	Edens Investment Trust, which acquired all of AmREIT’s common stock in an all-cash transaction on February 18, 2015. Effective February 18, 2015, Edens is the parent company of our General Partner.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth III Corporation. From January 1, 2015 through February 18, 2015, our General Partner was a wholly-owned subsidiary of AmREIT, Inc. On February 18, 2015, all of AmREIT’s common stock was acquired by Edens in an all cash transaction. Subsequent to this acquisition, Edens, is the parent company of our General Partner.

ii

GLA	Gross leasable area.

Limited Partners	Owners / holders of our Units.

MIG IV	AmREIT Monthly Income & Growth Fund IV, L.P., an affiliated entity.

NYSE	New York Stock Exchange.

Offering	Both the issuance and sale of our initial 80 Units pursuant to the terms of a private placement memorandum dated April 19, 2005, and subsequent sale of Units through October 31, 2006 (a total of 2,844 Units).

Partners	Collectively our General Partner and Limited Partners.

PTC/BSQ	PTC/BSQ Holding Company LLC.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC as of and for the three and nine months ended September 30, 2015.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for Unit data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$—	$4,760
Buildings	—	9,723
Tenant improvements	—	323
	—	14,806
Less accumulated depreciation and amortization	—	(2,787)
Real estate investments, net	—	12,019

Investment in non-consolidated entities	12,293	14,991
Net real estate investments	12,293	27,010

Cash and cash equivalents	5,297	4,044
Tenant and account receivables, net	15	222
Accounts receivable - related party	3,416	262
Notes receivable	13	93
Notes receivable - related party	1,093	312
Deferred costs, net	—	208
Other assets	—	420
TOTAL ASSETS	$22,127	$32,571

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Note payable	$—	$8,980
Accounts payable and other liabilities	156	649
Accounts payable - related party	771	215
Security deposits	—	68
TOTAL LIABILITIES	927	9,912

Partners’ capital:
General partner	—	—
Limited partners, 2,833 Units outstanding at September 30, 2015 and December 31, 2014	21,220	22,694
AOCI of non-consolidated entity	(20)	(35)
TOTAL PARTNERS’ CAPITAL	21,200	22,659

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$22,127	$32,571

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except for Unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Income (loss) from non-consolidated entities	$977	$(115)	$764	$(341)

Expenses:
General and administrative	12	19	53	60
General and administrative - related party	71	82	237	257
Asset management fees - related party	89	88	266	266
Legal and professional	59	62	204	191
Total operating expenses	231	251	760	774

Operating income (loss)	746	(366)	4	(1,115)

Other income (expense):
Interest income - related party	28	—	78	—
Interest and other income	4	2	8	—
Interest expense	—	(1)	—	(6)
Federal income tax expense	—	—	(10)	—
Total other income (expense), net	32	1	76	(6)

Income (loss) from continuing operations	$778	$(365)	$80	$(1,121)

Income (loss) from discontinued operations	(23)	14	(1,554)	2
Gain on sale of real estate acquired for investment	—	—	—	6,798
Total income (loss) from discontinued operations	(23)	14	(1,554)	6,800

Net income (loss) attributable to partners	$755	$(351)	$(1,474)	$5,679

Income (loss) from continuing operations per Unit	$274.62	$(128.84)	$28.24	$(395.69)
Income (loss) from discontinued operations per Unit	(8.12)	4.94	(548.54)	2,400.28
Net income (loss) per Unit	$266.50	$(123.90)	$(520.30)	$2,004.59

Weighted average Units outstanding	2,833	2,833	2,833	2,833

Net income (loss) attributable to partners	$755	$(351)	$(1,474)	$5,679

Other comprehensive income (loss) of non-consolidated entity	7	21	15	19

Net comprehensive income (loss)	$762	$(330)	$(1,459)	$5,698

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the nine months ended September 30, 2015
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	AOCI of non- consolidated entity	Total

Balance at December 31, 2014	$—	$22,694	$(35)	$22,659

Net income (loss) attributable to partners(1)	—	(1,474)	—	(1,474)
Other comprehensive income of non-consolidated entity	—	—	15	15

Balance at September 30, 2015	$—	$21,220	$(20)	$21,200

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $15 for the nine months ended September 30, 2015. The cumulative curative allocation since inception of the Partnership is $369. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(1,474)	$5,679
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gain on sale of real estate acquired for investment	—	(6,798)
Impairment	1,342	—
(Income) loss from non-consolidated entities	(764)	341
Depreciation and amortization	208	680
(Increase) decrease in tenant and accounts receivables	112	134
Decrease (increase) in accounts receivable - related party	(55)	—
Decrease (increase) in other assets	(132)	(140)
Increase (decrease) in accounts payable and other liabilities	(169)	(614)
Increase (decrease) in accounts payable - related party	142	319
Increase (decrease) in security deposits	—	4
Net cash provided by (used in) operating activities	(790)	(395)

Cash flows from investing activities:
Improvements to real estate	(72)	(53)
Payments received on notes receivable	2	9
Advances for notes receivable - related parties	(440)	—
Repayments from related party	60	407
Investments in and advances to non-consolidated entities	(51)	(104)
Distributions from non-consolidated entities	541	567
Proceeds from property sales	10,983	22,700
Net cash provided by (used in) investing activities	11,023	23,526

Cash flows from financing activities:
Payments on notes payable	(8,980)	(15,607)
Payments on note payable - related party	—	(551)
Loan modification costs	—	(266)
Distributions paid	—	(3,733)
Net cash provided by (used in) financing activities	(8,980)	(20,157)

Net increase in cash and cash equivalents	1,253	2,974
Cash and cash equivalents, beginning of period	4,044	1,203
Cash and cash equivalents, end of period	$5,297	$4,177

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$237	$866
Cash paid during the period for taxes	$65	$20

Supplemental schedule of noncash investing and financing activities:

Reclassification of notes receivable - related party and accounts payable - related party	$341	$—

Construction fees from non-consolidated entities included in accounts payable	$73	$37

Reclassification from accounts payable - related party to notes payable - related party	$—	$283

Distribution receivable	$3,170	$—

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND III, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015
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

As of September 30, 2015, we do not own any consolidated properties. On April 10, 2015, we sold Westside Plaza, our final consolidated property. See Note 3. As of September 30, 2015, our investments in real estate included five properties in which we own a non-controlling interest through three joint ventures comprising approximately 905,000 square feet of GLA. The joint venture properties are located in highly populated, suburban communities in Texas.

Strategic Plan

Our operating period ended on October 31, 2012, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Our General Partner is reviewing market sales opportunities in good faith, but attractive sales opportunities may not exist in the near term. While we believe an orderly liquidation of our assets will be completed within the next three to six months, successful wind-down of our operations may take longer for our General Partner to complete. During the liquidation period, we plan to distribute net proceeds generated from property sales to our Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment. We do not expect that the AmREIT Acquisition will impact the orderly liquidation of our assets.

Economic Conditions and Liquidity

As of September 30, 2015, we have $5.3 million in cash on hand. Most of our investments in retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by the severe recession. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced will continue through 2015 and into the future.

A significant portion of Houston’s and Dallas’ industry is in oil and gas as well as oilfield services. The price of oil declined to five-year lows set in late March of 2015. Oil benchmarks have rallied somewhat from their lows; however, the recovery is only moderate with prices trading in a narrow range between $40-$50 a barrel since early May 2015. It is unknown when or whether oil prices will continue to increase, and if they increase, how much and for what duration. We are unable to predict the impact, if any, that lower oil prices could have on economies in which our properties are located. However, a prolonged period of depressed oil prices could potentially be adverse to these economies, the profitability of our tenants and, ultimately, the value of our properties.

Current strategies and recent transactions that have impacted current and future liquidity include:

•	We and our joint venture partner of the 5433 Westheimer property have listed this property for sale with HFF, a national top-tier commercial real estate brokerage firm. We have provided additional, short-term liquidity in the form of a promissory note up to a maximum of $1.5 million with repayment upon disposition of the property. As of September 30, 2015, we have advanced $1.1 million under this promissory note. Based upon current estimates of fair value, sufficient equity exists in the property post-renovation to recover our advances under this note.

•	On April 10, 2015, we sold our Westside Plaza property for $11.0 million in an all-cash transaction. We evaluated Westside Plaza for impairment as of March 31, 2015 and recorded an impairment of $1.3 million during the first quarter of 2015 which represented the amount that the carrying value of the property exceeded the net sales proceeds received. See Notes 3 and 6.

•	On September 9, 2015, we sold the Woodlake Pointe property held within the underlying joint venture for $11.0 million in an all-cash transaction. The joint venture recorded a gain on sale of approximately $2.7 million, $810,000 of which represents our 30% portion.

•	We intend to sell our interests in the Casa Linda, Preston Towne Crossing, and Berkeley Square joint ventures and, Edens has elected to exercise its option to acquire our interests in the properties. In accordance with pre-established procedures, we and Edens obtained separate appraisals on the properties from two independent, national appraisal groups. Because the appraisals were within 5% of one another, the sale price will be the average of the two appraisals. The sales price for our 50% interest in Casa Linda has been determined as $28.6 million, the sales price for our 20% interest in Preston Towne Crossing has been determined as $16.8 million, and the sales price for our 20% interest in Berkeley Square has been determined as $7.2 million. Estimated net sales proceeds, after debt and closing costs, are expected to be $9.1 million for our interest in Casa Linda, $8.9 million for our interest in Preston Towne Crossing, and $3.8 million for our interest in Berkeley Square. Our Limited Partners have approved all three of the proposed transactions with Edens. We expect the sales to close in the fourth quarter of 2015, subject to satisfaction of customary closing conditions therein. There can be no assurances that these conditions will be satisfied or that we will complete the disposition on the terms described herein or at all.

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

Basis of Presentation

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method. See Note 4. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of September 30, 2015, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The approved plan does not differ from our partnership agreement. As such, as of September 30, 2015, the financial statements are presented assuming we continue as a going concern.

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

Reclassifications

Certain reclassifications have been made to our consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 to conform to current period presentation. The items had no impact on previously reported net income (loss), our consolidated balance sheets, or consolidated statement of cash flows. See Note 3 for a discussion of our presentation of discontinued operations.

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

Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the lesser of the useful life or the respective lease term for tenant improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring. As of March 31, 2015 we ceased depreciating our Westside Plaza property as it met the criteria as real estate held for sale during such time period.

Impairment

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. We evaluated Westside Plaza for impairment as of March 31, 2015 based upon its sale on April 10, 2015, and we recorded an impairment of $1.3 million representing the amount the carrying value of the property at March 31, 2015 exceeded the net sales proceeds received. See Note 6. No impairment charges were recognized for the three and nine months ended September 30, 2014; however, our Woodlake Pointe joint venture recorded an impairment of $2.0 million as of December 31, 2014, $600,000 of which represents our 30% portion. See Note 4.

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

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers” that will supersede the existing revenue recognition guidance under GAAP. The accounting update states that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. It also establishes a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. It is effective for annual reporting periods beginning after December 15, 2017. This standard does not supersede current accounting literature for lease contracts. We are currently evaluating this accounting update and our existing revenue recognition policies for contracts, other than our lease contracts with tenants, to determine what impact, if any, this new guidance could have on our consolidated financial statements.

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

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Lantern Lane	Westside Plaza	Total	Lantern Lane	Westside Plaza	Total
Revenues:
Rental (loss) income from operating leases	$—	$(14)	$(14)	$(14)	$304	$290
Total revenues	—	(14)	(14)	(14)	304	290

Expenses:
General and administrative	—	6	6	5	4	9
Property expense	—	(16)	(16)	12	90	102
Property management fees-related party	—	—	—	—	13	13
Legal and professional	—	—	—	5	1	6
Depreciation and amortization	—	—	—	4	88	92
Impairment	—	—	—	—	—	—
Total operating expenses	—	(10)	(10)	26	196	222

Operating income (loss)	—	(4)	(4)	(40)	108	68

Other income (expense):
Interest expense	—	—	—	—	(54)	(54)
Total other income (expense), net	—	—	—	—	(54)	(54)

Income (loss) from discontinued operations	$—	$(4)	$(4)	$(40)	$54	$14

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Lantern Lane	Westside Plaza	Total	Lantern Lane	Westside Plaza	Total

Revenues:
Rental income from operating leases	$—	$340	$340	$1,101	$919	$2,020
Total revenues	—	340	340	1,101	919	2,020

Expenses:
General and administrative	—	13	13	21	6	27
Property expense	—	112	112	336	278	614
Property management fees-related party	—	13	13	43	38	81
Legal and professional	—	8	8	7	10	17
Depreciation and amortization	—	116	116	315	263	578
Impairment	—	1,342	1,342	—	—	—
Total operating expenses	—	1,604	1,604	722	595	1,317

Operating income (loss)	—	(1,264)	(1,264)	379	324	703

Other income (expense):
Interest expense	—	(290)	(290)	(231)	(470)	(701)
Total other income (expense), net	—	(290)	(290)	(231)	(470)	(701)

Income (loss) from discontinued operations	$—	$(1,554)	$(1,554)	$148	$(146)	$2

4.	INVESTMENTS IN NON-CONSOLIDATED ENTITIES

As of September 30, 2015, we have investments in four entities: PTC/BSQ Holding Company LLC, Casa Linda, Woodlake Pointe, and 5433 Westheimer, through which we owned an interest in five properties that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. We intend to sell our interests in the Casa Linda, Preston Towne Crossing, and Berkeley Square joint ventures and, Edens has elected to exercise its option to acquire our interests in the properties. See Note 1. Our investment balances as reported on our consolidated balance sheets are as follows ($ in thousands):

Investment	Ownership	September 30, 2015	December 31, 2014
PTC/BSQ	20%	$7,621	$7,444
Casa Linda	50%	2,736	2,875
Woodlake Pointe	30%	11	2,303
5433 Westheimer	57.5%	1,925	2,369
Total		$12,293	$14,991

PTC/BSQ - We own a 20% interest in PTC/BSQ Holding Company LLC, which owns three multi-tenant retail properties located in Plano, Texas with a combined GLA of 447,799 square feet. The remaining 80% is owned by an unaffiliated third party. Our PTC/BSQ joint venture is secured by a $54.0 million mortgage loan with an additional $4.5 million available for future capital improvements. The loan is scheduled to mature in June 2016; however, the loan contains two, one-year extension options. PTC/BSQ Holding Company LLC has entered into an interest rate swap with a notional amount of $54.0 million, effectively fixing the interest rate on this debt at 2.51% in order to manage the volatility inherent in a variable-rate mortgage. The interest rate swap was designated as a cash flow hedge for financial reporting purposes. Changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income. For the nine months ended September 30, 2015, our portion of the fair value decrease of the liability totaled $15,000 and is recorded as other comprehensive income (loss) of non-consolidated entities on our consolidated statements of operations and comprehensive income (loss).

Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a 324,569 square foot retail shopping center located in Dallas, Texas. The remaining 50% is owned by MIG IV, an affiliate of our General Partner. Albertson’s is the largest tenant, occupying 59,561 square feet with a lease scheduled to expire in July 2016.

During 2012, we and MIG IV initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG IV). As of September 30, 2015, the joint venture had substantially completed the lease-up strategy and incurred approximately $2.6 million of $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. The property is secured by a $38.0 million non-recourse, mortgage loan that matures in December 2017. Additionally, the loan contains a provision that would allow for an additional funding of approximately $4.5 million should the joint venture elect to acquire an adjacent property. The mortgage loan bears interest at a variable rate; however, we and MIG IV entered into an interest rate cap agreement that provides for a maximum rate of 3% per annum. The interest rate cap was not designated as a hedge for financial reporting purposes, and our portion of the change in fair value is recognized in income (loss) from non-consolidated entities. For the nine months ended September 30, 2015 and 2014, our portion of the decrease in fair value totaled $9,000 and $47,000, respectively, and is included in income (loss) from non-consolidated entities on our consolidated statements of operations and comprehensive income (loss).

Woodlake Pointe - On September 9, 2015, the joint venture in which we owned a 30% interest sold the Woodlake Pointe property for $11.0 million in an all-cash transaction. The joint venture recorded a gain on sale of approximately $2.7 million, $810,000 of which represents our 30% portion. The remaining 70% in the joint venture was owned by affiliated Edens entities, MIG IV (60%) and ARIC (10%). We and our joint venture partners recorded an impairment for this property as of December 31, 2014 of $2.0 million. In arriving at our fair value estimate we utilized both comparable sales information of similar properties assuming a “sell as is” scenario and a discounted cash flow model assuming that the property entered into a long term lease and redeveloped the property. The fair value determined under each of these scenarios was approximately $8.2 million. Accordingly, the joint venture recorded an impairment at the property of $2.0 million as of December 31, 2014, $600,000 of which represents our 30% portion and is included in our investment balance.

5433 Westheimer – We own a 57.5% interest in 5433 Westheimer, LP, which owns an office building with 132,427 square feet of GLA in Houston, Texas. The remaining 42.5% is owned by a third party, joint venture partner. The property is accounted for under the equity method of accounting as we and our joint venture partner share equally in decision-making rights. The property is secured by a five-year term loan in the amount of $9.1 million, including construction draws for the redevelopment of the property. As of September 30, 2015, this loan had an outstanding balance of $9.1 million. On October 18, 2014, our 5433 Westheimer joint venture modified its mortgage loan. Among other things, the modification waived prior non-compliance with its debt covenants through October 18, 2014, modified ongoing debt service operating covenants, extended the term to October 2017 and extended the interest-only payment terms to October 2016. The loan was modified again on September 4, 2015 to include an additional draw of $370,000 and to modify certain debt covenants. While we serve as guarantor on this debt, we do not believe that we would be required to perform under the guarantee as the estimated fair value of the property exceeds the amount of the loan.

We and our joint venture partner initiated a redevelopment plan, primarily in the form of building and site improvements. Additionally, we and our joint venture partner have listed this property for sale with HFF, a national top-tier commercial real estate brokerage firm. As of September 30, 2015, approximately $6.7 million in redevelopment costs have been incurred including lease-up costs. 5433 Westheimer has not had sufficient liquidity to fund the redevelopment costs needed to ready the property for sale solely from its own cash flows. Additionally, the property owed ARIC and us approximately $400,000 primarily related to deferred asset management fees. As such, we provided the joint venture with an advancing promissory note with a 10% interest rate to fund up to approximately $1.5 million to:

•	complete the renovations to ready the property for sale,
•	roll in the accounts payable owed to ARIC and us, and
•	fund remaining working capital needs until the property is sold.

As of September 30, 2015, we have advanced our 5433 Westheimer joint venture $1.1 million under this promissory note. The promissory note will be due upon sale of the property. Based upon estimates of fair value, sufficient equity exists in the property post-renovation to recover our current investment and any current and future loans to the joint venture. However, we can provide no assurances that we will be able to do so, or under circumstances and timing that allow us to maximize the value of the property; thus, all or a portion of our investment of $1.9 million as well as all or a portion of the $1.1 million outstanding under the promissory note, is subject to risk of loss.

Combined condensed financial information for our non-consolidated entities, at 100%, is summarized for the three and nine months ended September 30, 2015 and 2014, as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues	$7,064	$4,239	$15,769	$12,826
Depreciation and amortization	404	1,606	3,433	4,792
Interest expense	819	937	2,700	2,896
Net income (loss)	4,249	(37)	4,496	(187)

5.	NOTE PAYABLE

Our outstanding consolidated debt to the third party lender as of September 30, 2015 and December 31, 2014 is as follows (amounts in thousands):

	September 30,	December 31,
Note payable	2015	2014
Westside Plaza	$—	$8,980
Total	$—	$8,980

The Westside Plaza mortgage loan was secured by the underlying real estate in the joint venture and was scheduled to mature in July 2015. Note A payments were interest-only at 5.62% and Note B payments were deferred with no interest due until the debt was refinanced or the property was sold. Upon the sale of the property on April 10, 2015, the outstanding mortgage loan was repaid in full.

We also serve as joint and several guarantor of up to 25% of the $9.1 million mortgage loan held by our 5433 Westheimer joint venture, of which we own 57.5%. The debt matures in October 2017. See Note 4. While we serve as guarantor on this debt, we do not believe that we would be required to perform under the guarantee as the estimated fair value of the property exceeds the amount of the loan, and therefore we believe that our potential exposure is limited to our investment balance.

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

Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes receivable, note payable, accounts payable – related party, and accounts payable and other liabilities. The carrying values of all of these financial instruments are representative of the fair values due to the short-term nature of these instruments and negligible credit risks.

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

We have no employees or offices. Certain of our affiliates receive fees and compensation from the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of general and administrative costs. The following table summarizes the amount of such costs incurred by us during the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
Type of service	2015	2014	2015	2014
Asset management fees	$89	$88	$266	$266
Interest expense - related party	—	—	—	5
Administrative costs reimbursements	71	82	237	257
	$160	$170	$503	$528

In addition to the above fees incurred by us, the non-consolidated entities, in which we have investments, pay property management and leasing fees to one of our affiliated entities. During the nine months ended September 30, 2015 and 2014, such fees totaled $871,000 and $850,000, respectively. For more information, see Note 4 regarding investments in non-consolidated entities.

We also receive interest payments from 5433 Westhiemer for the advancing promissory note. During the three and nine months ended September 30, 2015, interest income – related party totaled $28,000 and $78,000, respectively.

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

As of September 30, 2015, we no longer own any consolidated properties. Our investments in real estate include five properties in which we own a non-controlling interest through joint ventures comprising approximately 905,000 square feet of GLA. All of our properties are located in highly populated, suburban communities in Texas. As of September 30, 2015, our properties had a weighted average occupancy rate of approximately 85.5%.

On April 10, 2015, we sold our Westside Plaza property to a third party (see Note 3 of the Notes to Consolidated Financial Statements). We evaluated Westside Plaza for impairment as of March 31, 2015 and recorded an impairment of $1.3 million representing the amount that the carrying value of our Westside Plaza property assets exceeded the net sales proceeds received.

On September 9, 2015, the joint venture in which we owned a 30% interest sold the Woodlake Pointe property for $11.0 million in an all-cash transaction. The joint venture recorded a gain on sale of approximately $2.7 million, $810,000 of which represents our 30% portion.

We intend to sell our interests in the Casa Linda, Preston Towne Crossing, and Berkeley Square joint ventures and, Edens has elected to exercise its option to acquire our interests in the properties. In accordance with pre-established procedures, we and Edens obtained separate appraisals on the properties from two independent, national appraisal groups. Because the appraisals were within 5% of one another, the sale price will be the average of the two appraisals. The sales price for our 50% interest in Casa Linda has been determined as $28.6 million, the sales price for our 20% interest in Preston Towne Crossing has been determined as $16.8 million, and the sales price for our 20% interest in Berkeley Square has been determined as $7.2 million. Estimated net sales proceeds, after debt and closing costs, are expected to be $9.1 million for our interest in Casa Linda, $8.9 million for our interest in Preston Towne Crossing, and $3.8 million for our interest in Berkeley Square. We estimate that the net proceeds to be distributed per unit will be approximately $7,700. Our Limited Partners have approved all three of the proposed transactions with Edens. We expect the sales to close in the fourth quarter of 2015, subject to satisfaction of customary closing conditions therein. There can be no assurances that these conditions will be satisfied or that we will complete the disposition on the terms described herein or at all.

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

Strategic Plan

Our operating period ended on October 31, 2012, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Our General Partner is reviewing market sales opportunities in good faith, but attractive sales opportunities may not exist in the near term. While we believe an orderly liquidation of our assets will be completed within the next three to six months, successful wind-down of our operations may take longer for our General Partner to complete. During the liquidation period, we plan to distribute net proceeds generated from property sales to our Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment. We do not expect that the AmREIT Acquisition described above will impact the orderly liquidation of our assets.

RESULTS OF OPERATIONS

Below is a discussion of our results of operations for the three months and nine months ended September 30, 2015, as compared to the same periods in 2014.

Comparison of the Three Months Ended September 30, 2015, to the Three Months Ended September 30, 2014

Income (loss) from non-consolidated entities. Income from non-consolidated entities increased approximately $1.1 million, for the three months ended September 30, 2015, as compared to the same period in 2014. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased income is primarily due to equity pickup from our interest in the gain on sale of Woodlake Pointe during the third quarter of 2015 and higher net income in 2015 from our Casa Linda and PTC/BSQ joint venture properties.

Interest income – related party. Interest income – related party increased approximately $28,000 for the three months ended September 30, 2015, as compared to the same period in 2014. The increase is due to interest income from our note receivable – related party due from our 5433 Westheimer joint venture that was established during the fourth quarter of 2014.

Income (loss) from discontinued operations. Loss from discontinued operations increased approximately $37,000 for the three months ended September 30, 2015, as compared to the same period in 2014. The increase in loss is due to the elimination of operating income from Westside Plaza as a result of the sale in April 2015.

Comparison of the Nine Months Ended September 30, 2015, to the Nine Months Ended September 30, 2014

Income (loss) from non-consolidated entities. Income from non-consolidated entities increased approximately $1.1 million for the nine months ended September 30, 2015, as compared to the same period in 2014. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased income is primarily due to equity pickup from our interest in the gain on sale of Woodlake Pointe and higher net income in 2015 from our Casa Linda and PTC/BSQ joint venture properties.

Interest income – related party. Interest income – related party increased approximately $78,000 for the nine months ended September 30, 2015, as compared to the same period in 2014. The increase is due to interest income from our note receivable – related party due from our 5433 Westheimer joint venture that was established during the fourth quarter of 2014.

Income (loss) from discontinued operations. Loss from discontinued operations increased approximately $1.5 million for the nine months ended September 30, 2015, as compared to the same period in 2014. This increase in loss is due to impairment of $1.3 million recorded on our Westside Plaza property during the first quarter of 2015. See Notes 2 and 6 of the Notes to Consolidated Financial Statements.

Gain (loss) on sale of real estate acquired for investment. Gain on sale of real estate acquired for investment decreased approximately $6.8 million for the nine months ended September 30, 2015, as compared to the same period in 2014 as a result of a $6.8 million gain that was recorded in 2014 related to the sale of Lantern Lane.

Liquidity and Capital Resources

As of September 30, 2015, we have $5.3 million in cash on hand. With the sale of our Westside Plaza property and the potential sales of our interests in Casa Linda, Preston Towne Crossing, and Berkeley Square joint ventures, we expect that we will make a distribution for the net sales proceeds during the fourth quarter of 2015. Current strategies and recent transactions that have impacted current and future liquidity include:

•	We and our joint venture partner of the 5433 Westheimer property have listed this property for sale with HFF, a national top-tier commercial real estate brokerage firm. We have provided additional, short-term liquidity in the form of a promissory note up to a maximum of $1.5 million with repayment upon disposition of the property. As of September 30, 2015, we have advanced $1.1 million under this promissory note. Based upon current estimates of fair value, sufficient equity exists in the property post-renovation to recover our advances under this note.

•	On April 10, 2015, we sold our Westside Plaza property to a third party (see Note 3 of the Notes to Consolidated Financial Statements). We evaluated Westside Plaza for impairment as of March 31, 2015 and recorded an impairment of $1.3 million representing the amount that the carrying value of our Westside Plaza property assets exceeded the net sales proceeds received.

•	On September 9, 2015, we sold the Woodlake Pointe property held within the underlying joint venture for $11.0 million in an all-cash transaction. The joint venture recorded a gain on sale of approximately $2.7 million, $810,000 of which represents our 30% portion.

•	We intend to sell our interests in the Casa Linda, Preston Towne Crossing, and Berkeley Square joint ventures and, Edens has elected to exercise its option to acquire our interests in the properties. In accordance with pre-established procedures, we and Edens obtained separate appraisals on the properties from two independent, national appraisal groups. Because the appraisals were within 5% of one another, the sale price will be the average of the two appraisals. The sales price for our 50% interest in Casa Linda has been determined as $28.6 million, the sales price for our 20% interest in Preston Towne Crossing has been determined as $16.8 million, and the sales price for our 20% interest in Berkeley Square has been determined as $7.2 million. Estimated net sales proceeds, after debt and closing costs, are expected to be $9.1 million for our interest in Casa Linda, $8.9 million for our interest in Preston Towne Crossing, and $3.8 million for our interest in Berkeley Square. We estimate that the net proceeds to be distributed per unit will be approximately $7,700. Our Limited Partners have approved all three of the proposed transactions with Edens. We expect the sales to close in the fourth quarter of 2015, subject to satisfaction of customary closing conditions therein. There can be no assurances that these conditions will be satisfied or that we will complete the disposition on the terms described herein or at all.

Future liquidity sources will include cash on hand, distributions from our joint venture properties and sales proceeds from the sales of our real estate investments. Our continuing short-term and long-term liquidity requirements will include, but will not be limited to, corporate and administrative expenses of the Partnership, funding our proportionate share of renovations, expansions, and other significant capital expenditures for our existing joint venture properties to the extent they are unable to fund such expenditures on their own (our 5433 Westheimer property) and, ultimately, distributions to our Limited Partners upon sale of our real estate investments. Although no assurance can be given, we believe that we have sufficient liquidity to complete our orderly liquidation in accordance with our strategic plan.

Market Conditions

Our operations are sensitive to changes in overall economic conditions that impact our tenants, including market and economic challenges experienced by the U.S. economy, the real estate industry or within the geographic markets where our properties are located. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by the severe recession. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced will continue through 2015 and into the future.

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

A significant portion of Houston’s and Dallas’ industry is in oil and gas as well as oilfield services. The price of oil declined to five-year lows set in late March of 2015. Oil benchmarks have rallied somewhat from their lows; however, the recovery is only moderate with prices trading in a narrow range around $40-$50 a barrel since early May 2015. It is unknown when or whether oil prices will continue to increase, and if they increase, how much and for what duration. We are unable to predict the impact, if any, that lower oil prices could have on economies in which our properties are located. However, a prolonged period of depressed oil prices could potentially be adverse to these economies, the profitability of our tenants and, ultimately, the value of our properties.

Cash Flow Activities for the Nine months Ended September 30, 2015 and 2014

Cash flows provided by (used in) operating activities, investing activities and financing activities during the nine months ended September 30, 2015 and 2014, are as follows (in thousands):

	Nine months ended September 30,
	2015	2014
Operating activities	$(790)	$(395)
Investing activities	11,023	23,526
Financing activities	(8,980)	(20,157)

Net cash flows used in operating activities increased by $395,000, from cash used by operating activities of $395,000 during the nine months ended September 30, 2014 to cash used in operating activities of $790,000 during the nine months ended September 30, 2015. This increase is primarily due to an increase in income from non-consolidated subsidiaries of approximately $1.1 million, a decrease in accounts payable-related party of approximately $177,000, off-set by lower net income, exclusive of the gain on sale of real estate and impairment of approximately $987,000 compared to the same period in 2014.

Net cash flows provided by investing activities decreased by $12.5 million, from cash provided by investing activities of $23.5 million during the nine months ended September 30, 2014 to cash provided by investing activities of $11.0 million during the nine months ended September 30, 2015. This decrease in cash inflows is primarily due to an $11.7 million reduction in proceeds received from the sales of properties. During 2014, we sold Lantern Lane for $22.7 million, and during 2015, we sold Westside Plaza for $11.0 million. We received cash payments of $407,000 from related parties during the nine months ended September 30, 2014 compared to only $60,000 in comparable receipts during the nine months ended September 30, 2015. Additionally, we loaned $440,000 to our 5433 Westheimer joint venture during the nine months ended September 30, 2015 with no comparable outflows during the nine months ended September 30, 2014.

Net cash flows used in financing activities decreased by $11.2 million for the nine months ended September 30, 2015, as compared to the same period in 2014. This decrease was related to repayment activity on mortgage notes payable. During 2014 we repaid $15.6 million of notes payable, primarily related to the repayment of the $15.0 million Lantern Lane note payable upon the sale of the Lantern Lane property, and during 2015, we repaid approximately $9.0 million related to the repayment of the Westside Plaza note payable upon sale of the Westside Plaza property. We also paid distributions to limited partners of $3.7 million in 2014 with no distributions paid in 2015. In addition, in 2014, we made approximately $551,000 in payments on our note payable – related party, which was fully paid off in 2014. The remaining variance is due to loan modification costs that were paid in 2014 related to the Westside Plaza loan modification.

OFF BALANCE SHEET ARRANGEMENTS

We also serve as guarantor for up to 25% of the $9.1 million mortgage loan held by our 5433 Westheimer joint venture, of which we own 57.5%. The debt matures in October 2017. See Note 4 of the Notes to Consolidated Financial Statements. While we serve as guarantor on this debt, we do not believe that we would be required to perform under the guarantee as the estimated fair value of the property exceeds the amount of the loan, and therefore we believe that our potential exposure is limited to our investment balance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our General Partner’s principal executive officer and principal financial officer, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2015. Based on that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT Monthly Income & Growth Fund III, Ltd.

	By:	AmREIT Monthly Income & Growth III Corporation, its General Partner

Date: November 12, 2015	By:	/s/ Jodie W. McLean
Jodie W. McLean
President and Director (authorized officer)

Date: November 12, 2015	By:	/s/ Mark P. Garside
Mark P. Garside
Secretary, Vice President and Director

Date: November 12, 2015	By:	/s/ Chad C. Braun
Chad C. Braun
Vice President

EXHIBIT INDEX

Exhibit 3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund III, Ltd., dated April 19, 2005 (incorporated herein by reference from Exhibit 3.1 to the Partnership’s Registration Statement on Form 10-SB dated April 30, 2007).

Exhibit 3.2	Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund III, Ltd., dated April 19, 2005 (incorporated herein by reference from Exhibit 3.2 to the Partnership’s Registration Statement on Form 10-SB dated April 30, 2007).

Exhibit 31.1	Certification of the principal executive officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 31.2	Certification of the principal financial officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 32.1	Certification of the principal executive officer of the Partnership’s General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of the principal financial officer of the Partnership’s General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 (unaudited), (iii) the Consolidated Statements of Partners’ Capital for the nine months ended September 30, 2015 (unaudited), (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

